Form 10-Q
period 1995-03-31
CMI CORP
filed 1995-05-02
CIK 21157

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q



             Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934



For quarter ended March 31, 1995         Commission file number 1-5951



                           CMI CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


           Oklahoma                            73-0519810
   ------------------------      -----------------------------------
   (State of Incorporation)      (I.R.S. Employer Identification No.)



   I-40 & Morgan Road, P.O. Box 1985
        Oklahoma City, Oklahoma                             73101
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020
                                                     --------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---      ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.10                    20,356,383
- ----------------------------           ----------------------------
   (Title of each class)               (Outstanding at May 1, 1995)


                              -1 of 13-

                           CMI CORPORATION
                                Index



                                                              Page
                                                              ----
PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            March 31, 1995, December 31, 1994 and
            March 31, 1994                                      3

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1995 and 1994          4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1995 and 1994          5

          Notes to Condensed Consolidated Financial
            Statements                                          6-7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations       8-9


PART II. Other Information

          Item 1.  Legal Proceedings                            10

          Item 2.  Changes in Securities                        10

          Item 3.  Defaults Upon Senior Securities              10

          Item 4.  Submission of Matters to a Vote of           11
                   Security Holders

          Item 5.  Other Information                            12

          Item 6.  Exhibits and Reports on Form 8-K             12

          Signatures                                            13


                              -2 of 13-

                      PART I - FINANCIAL INFORMATION

                     CMI CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                    March 31    December 31  March 31
                                      1995         1994        1994
                                   -----------  ----------- -----------
                                   (Unaudited)       *      (Unaudited)


Current assets:
 Cash & cash equivalents              $ 1,407        1,423        1,323
 Cash equivalents - restricted            825          903          903
 Receivables, net                      20,232       17,226       10,768
 Inventories
  Finished equipment                   23,375       20,278       19,197
  Work-in-process                       7,527        7,942        8,554
  Raw materials & parts                22,092       19,344       18,138
                                       ------       ------       ------
                                       52,994       47,564       45,889
 Other                                     81          121          181
 Deferred tax asset                     9,200        9,200         -
                                       ------       ------       ------
   Total current assets                84,739       76,437       59,064

Property, plant & equipment            44,932       44,361       43,070
Less accumulated depreciation          33,629       33,208       32,158
                                       ------       ------       ------
 Net property, plant & equipment       11,303       11,153       10,912

Other assets                              692          703          937
Long-term receivables                     920          651          877
Deferred tax asset                        800          800         -
                                       ------       ------       ------
                                      $98,454       89,744       71,790
                                       ======       ======       ======
Current liabilities:
 Current portion of long-term debt    $ 4,457        4,222        2,071
 Current portion of redeemable
  preferred stock                       1,381            -            -
 Accounts payable                      11,077        8,132       11,158
 Accrued liabilities                    6,794        7,658        7,793
                                       ------       ------       ------
   Total current liabilities           23,709       20,012       21,022

Long-term debt                         25,854       21,691       22,968

Redeemable preferred stock              4,530        5,908        5,885

Common shares & other capital:
 Class A common stock & common stock    2,036        2,035        2,035
 Other capital                         42,325       40,098       19,880
                                       ------       ------       ------
   Total common shares & other capital 44,361       42,133       21,915
                                       ------       ------       ------
                                      $98,454       89,744       71,790
                                       ======       ======       ======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

                                -3 of 13-

                   CMI CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                  (In thousands, except share data)

                                              Three Months Ended
                                                   March 31
                                              ------------------
                                                  1995      1994
                                                  ----      ----

Net revenues                                   $32,671    27,863
                                                ------    ------
Costs and expenses
  Cost of sales                                 22,799    19,258
  Marketing and administrative                   5,289     4,156
  Engineering and product development            1,440     1,513
  Interest expense                                 746       699
  Interest income                                  (62)      (73)
  Other expense (income), net                       (4)       (3)
                                                ------   -------
                                                30,208    25,550
                                                ------   -------
Net earnings before income taxes                 2,463     2,313

Provision for income taxes                          91        95
                                                ------   -------
Net earnings                                   $ 2,372     2,218
                                                ======   =======
Net earnings per common share                  $   .11       .11
                                                ======   =======


See notes to condensed consolidated financial statements.


                               -4 of 13-

                    CMI CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                        1995    1994
                                                        ----    ----
OPERATING ACTIVITIES
 Net earnings                                         $2,372  $2,218
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation                                          425     360
   Amortization                                           18      51
   Gain on sale of assets                                 (4)   (160)
   Change in assets and liabilities:
      Increase in accounts receivable                 (3,006) (1,303)
      Increase in inventory                           (5,430) (2,881)
      Decrease (increase) in other current assets        118    (137)
      Increase in accounts payable                     2,945   1,595
      Increase (decrease) in accrued liabilities        (864)  1,315
      Increase in long-term receivables                 (269)   (877)
      Decrease (increase) in other, non-current assets    (7)     40
                                                       -----   -----
 Net cash provided by (used in)operating activities   (3,702)    221
                                                       -----   -----
INVESTING ACTIVITIES
 Proceeds from sale of assets                             28     168
 Capital expenditures                                   (599)   (511)
                                                       -----   -----
 Net cash used in investing activities                  (571)   (343)
                                                       -----   -----
FINANCING ACTIVITIES
 Payments on long-term debt                             (158)   (355)
 Net borrowings on revolving credit note               4,432   2,489
 Net borrowings (payments) on fleet financing agreement  124    (835)
 Payments of dividends on preferred stock               (157)      -
 Stock options exercised                                  16       -
                                                       -----   -----
 Net cash provided by financing activities             4,257   1,299
                                                       -----   -----
Increase(decrease) in cash and cash equivalents          (16)  1,177

Cash and cash equivalents at beginning of year         1,423     146
                                                       -----   -----
Cash and cash equivalents at end of period            $1,407  $1,323
                                                       =====   =====

See notes to condensed consolidated financial statements.


                               -5 of 13-

                    CMI CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)


(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. The financial information as of March 31, 1995 and for the interim periods ended March 31, 1995 and 1994 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The Company is in a very seasonal business, whereas normally at least 60 percent of the
       Company's revenues occur in the first six months of each calendar year.

(3) Earnings per share amounts are computed by dividing the net earnings less redeemable preferred stock dividends and accretion of the difference between the ultimate redemption value and the initial carrying value of the preferred stock for the period, by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents are not considered in the computation of per share amounts if their effect is anti-dilutive.

(4) Certain reclassifications have been made to the prior interim period to conform to the 1995 presentation.

(5)    There   have   been  no  material  changes  in  related   party
       transactions since the annual report filed for the preceding fiscal year.




                               -6 of 13-

(6) Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement
       109), the benefit of tax deductions and credits not utilized by the Company in the past is reflected as an asset only to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits.

       During 1994, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1994 to reduce current income tax expense approximately $5 million and to recognize a deferred tax asset of $10 million.

       The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $10 million of deferred tax assets will be realized. The remaining valuation allowance of $12,245,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

       At March 31, 1995, the tax effect of the net operating loss carryforwards and temporary differences created a deferred tax asset as follows (in thousands):

                                                 Current   Non-current
                                                 -------   -----------
       Net operating loss & other carryfowards $4,875,000    5,542,000
       Waste to energy facility                       -      7,503,000
       Other temporary differences              4,325,000          -
                                                ---------   ----------
            Deferred tax assets                 9,200,000   13,045,000

            Less valuation allowance                  -     12,245,000
                                                ---------   ----------
       Net deferred tax asset                  $9,200,000      800,000
                                                =========   ==========

       Income tax expense varies from the federal statutory income tax rate of 35 percent principally due to a $902,000 reduction in the valuation allowance recorded against the Company's deferred tax assets.

                               -7 of 13-

                            CMI CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

The Company reported net earnings of $2,372,000 for the three months ended March 31, 1995 compared to net earnings of $2,218,000 for the comparable three months ended in 1994. Net revenues for the three months ended March 31, 1995 were $32,671,000 compared to $27,863,000 for the same quarter in 1994, an increase of 17 percent.

Revenue growth of $4,808,000 for the first quarter of 1995 compared to the first quarter of 1994 was due to strong domestic demand. Domestic revenues increased 28 percent in the first quarter of 1995 compared to the first quarter of 1994, while foreign revenues decreased 29 percent during the period. However, based upon order activity and order bookings for the export market, management expects increased shipments later in the year.

Gross margin, as a percentage of net revenues, decreased to 30% in 1995 from 31% in 1994 for the three months ended March 31. The reduction in the gross margin is primarily the result of the different product mix sold in first quarter of 1995 compared to 1994, as well as slight increases in labor and material costs. The Company has evaluated and adjusted its product prices to allow for the increase in manufacturing costs. In addition, the Company incurred start-up costs of approximately $200,000 at its Oklahoma City plant related to its trailer division that are included in cost of sales.

Marketing and administrative expenses increased $1,133,000 in the first quarter of 1995 compared to the first quarter of 1994. This increase is due to the Company's continued aggressive market strategy which included customer demonstrations for new and existing products, continued participation in industry trade shows, and an increased sales force for both domestic and foreign locations. During the first quarter of 1995, the Company participated in the triennial BAUMA trade show in Munich, Germany. As a percentage of net revenues, marketing and administrative expenses increased to 16 percent in 1995 from 15 percent in 1994 for the three months ended March 31.

Engineering and product development expenses decreased $73,000 in the first quarter of 1995 compared to the first quarter of 1994. As a percentage of net revenues, engineering and product development expenses were 4 percent and 5 percent for the three months ended March 31, 1995 and 1994, respectively. The Company continues to be committed to product development, an example of which is the RS-650 stabilizer added during the first quarter of 1995.

Interest expense increased to $746,000 in 1995 from $699,000 in 1994 for the three months ended March 31, due to increased debt levels and interest rates.


                               -8 of 13-

Liquidity and Capital Resources
- -------------------------------

The Company's working capital at March 31, 1995 was $61,030,000 compared to $38,042,000 at March 31, 1994, an increase of $22,988,000.
The increase in working capital is due in part to a $9,200,000 deferred tax asset. The current ratio at March 31, 1995 was 3.57 compared to 2.81 at March 31, 1994.

Cash used in operating activities for the three months ended March 31, 1995 was $3,702,000 compared to cash provided of $221,000 for the three months ended March 31, 1994. This increase in cash used was due to an increase in inventory expected to be necessary to meet demand and an increase in accounts receivable as a result of increased sales at the end of the quarter.

Financing activities provided cash of $4,257,000 as of March 31, 1995 and $1,299,000 as of March 31, 1994, an increase of $2,958,000. Cash provided by financing activities was utilized in part to fund the inventory increase.

Capital expenditures are budgeted at $3 million for 1995 and will be financed using internally generated funds and leasing programs. These capital expenditures will be used to continue improving the Company's manufacturing and product support efficiencies. Capital expenditures for the three months ending March 31, 1995 were $599,000 compared to $511,000 for the three months ending March 31, 1994.

The Company entered into a settlement agreement (the "Agreement") with Yargo, Inc. related to the Company's 7% Series B Preferred Stock. Under the Agreement the Company is obligated to redeem shares at a purchase price of $1,000 per share plus accrued dividends. The Company has the option to either pay cash or issue Class A Common Stock to settle their obligation. See additional discussion of the Agreement in "Item 3. Defaults Upon Senior Securities."

The Company has a revolving line of credit loan agreement with Congress Financial Corporation which has been in place since 1991. The current line of credit is $30,000,000. The amount outstanding at March 31, 1995 was $17,162,000 with $804,000 reflected as current portion of long-term debt with the remainder reflected as long-term debt. During the fourth quarter of 1994, the due date of this credit agreement was extended to December 1997. Other long-term debt has maturity dates ranging from June 1995 to September 2010 and is expected to be paid or refinanced when due.

Income Taxes
- ------------

Under the provisions of Statement 109, the benefits of tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. During 1994, the Company recognized a portion of its previously unrecognized deferred tax asset in the amount of $10 million, primarily from the result of the Company's assessment that it is "more likely than not" that future taxable income will be sufficient to realize such tax benefits. The company's current assessment is based on historical performance and expectations for continuing

                               -9 of 13-
profitability. Recognized tax benefits of $10,000,000 and unrecognized tax benefits of $12,245,000 at March 31, 1995 will continue to be evaluated by the Company, and based on the likelihood of realizing such tax benefits, in the future, the Company will adjust the valuation allowance against its deferred tax assets as necessary.


                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

On November 8, 1994, Yargo, Inc. ("Yargo") filed a complaint against the Company which sought payment of $1,417,500 of dividends accrued on 4,500 shares of the Company's 7% Series B Preferred Stock, par value $1.00 per share, and any dividends accruing after the date of the lawsuit on such shares. In addition, Yargo sought redemption on 4,250 shares of the 4,500 shares outstanding in the amount of $4,250,000. On March 31, 1995, the Company entered into a Stock Purchase Agreement (the "Agreement") with Yargo. Under the terms of the Agreement, Yargo has agreed to dismiss without prejudice all claims asserted in the lawsuit filed against the Company on November 8, 1994. See additional discussion of the Agreement in "Item 3. Defaults Upon Senior Securities."

Item 2.  Changes in Securities.
- -------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

(a) In connection with a 1985 acquisition, the Company issued to Yargo, Inc. ("Yargo") 4,800 shares of the Company 7% Series B Preferred Stock, par value $1.00 ("Preferred Stock"). The Preferred Stock accrues dividends at the rate of $70 per share per year. These cumulative dividends are payable each January and July and must be fully paid or declared with funds set aside for payment before any dividend can be declared or paid upon any other class of the Company's stock. The Preferred Stock carries a redemption price of $1,000 per share. The Company did not redeem 750 shares of the Preferred Stock in each of the years 1990 through 1994 and did not redeem 500 shares in 1989. In addition, nine semiannual dividend payments totaling $1,417,500 have not been made, but have been accrued. Terms of the Preferred Stock provide that if two consecutive dividend payments or redemptions are not made, the Company's Board of Directors may be increased by one member and Yargo shall have the exclusive right to elect an individual to fill such newly created directorship.

      As noted in Item 1. "Legal Proceedings", on November 8, 1994, Yargo filed suit against the Company. In this suit, Yargo contended that the Company is required to redeem 4,250 share of the Preferred Stock and pay the $1,417,500 of dividends accrued on the outstanding shares of Preferred Stock. The Company answered by denying that it is obligated to redeem the Preferred Stock and/or pay all dividends accrued thereon.


                              -10 of 13-

      On March 31, 1995, the Company and Yargo entered into a Stock Purchase Agreement (the "Agreement"). The Agreement provides that the Company will purchase all 4,500 shares of Preferred Stock currently outstanding in a series of installments, with all shares to be purchased by December 31, 1996. Under the terms of the Agreement, the Company must purchase not less than 750 shares of the Preferred Stock on June 30, 1995. Thereafter, on December 31, 1995, the Company must purchase that number of shares of Preferred Stock necessary to reduce the number of shares of Preferred Stock remaining outstanding to no more than 3,450 shares. Finally, on December 31, 1996, the Company must purchase all shares of Preferred Stock remaining outstanding.

      The purchase price to be paid by the Company to Yargo for each share of Preferred Stock purchased will be $1,000, plus all dividends accrued but unpaid on such share to and including the business day immediately preceding the applicable purchase date. At the discretion of the Company, the purchase price may be paid in cash and/or through the issuance to Yargo shares of the Company's Voting Class A Common Stock, $0.10 par value ("Class A Stock"). In the event shares of Class A Stock are utilized to pay the purchase price of any of the Preferred Shares, such shares of Class A Stock will be valued based upon the average of the closing price of the Class A Stock as reported by the national securities exchange upon which the Class A Stock is then listed for each of the ten (10) trading days next preceding the purchase date. Notwithstanding the foregoing, provided that the purchase price for the applicable shares of Preferred Stock is paid to Yargo in cash, the Preferred Stock may be purchased at the option of the Company, in whole or in part, at any time or from time to time, upon not less than two (2) business days prior notice to Yargo.

      Under the terms of the Agreement, Yargo has agreed to dismiss without prejudice all claims asserted in the lawsuit filed against the Company on November 8, 1994. Yargo has also agreed that, so long as the Company fulfills its obligations under the Agreement, (i) an aggregate dividend of not more than $300,000 may, at the Company's discretion, be declared and paid by the Company in each of 1995 and 1996 to holders of the Class A Stock and the Company's Voting Common Stock, $0.10 par value, and (ii) Yargo will not attempt to exercise its right to elect a new member to the Company's Board of Directors.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

None.

                              -11 of 13-

Item 5.  Other information.
- ---------------------------

None.

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       10   Stock Purchase Agreement
       11   Computation of Earnings Per Share
       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 1995.



                               -12 of 13-

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May  2, 1995              /s/Jim D. Holland
        --------------             -----------------------------------
                                   Jim D. Holland
                                   Senior Vice President,
                                   Chief Financial Officer & Treasurer




                               -13 of 13-