Form 10-Q
period 1995-06-30
CMI CORP
filed 1995-08-14
CIK 21157

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q



             Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934



For quarter ended June 30, 1995          Commission file number 1-5951



                             CMI CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


       Oklahoma                                  73-0519810
 ----------------------             ------------------------------------
 State of Incorporation             (I.R.S. Employer Identification No.)



          I-40 & Morgan Road, P.O. Box 1985
             Oklahoma City, Oklahoma                      73101
      ----------------------------------------          ----------
      (Address of principal executive offices)          (Zip Code)


   Registrant's telephone number, including area code:  (405) 787-6020



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10 and
Voting Common Stock Par Value $.10                          20,357,004
----------------------------------------------    ------------------------------
           (Title of each class)                  (Outstanding at July 31, 1995)


                              -1 of 12-

                           CMI CORPORATION
                                Index


                                                                 Page
                                                                 ----

PART I. Financial Information

          Condensed Consolidated Balance Sheets -
            June 30, 1995 and December 31, 1994 and
            June 30, 1994                                           3

          Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 1995
            and 1994                                                4

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1995 and 1994                 5

          Notes to Condensed Consolidated Financial
            Statements                                              6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8


PART II. Other Information

          Item 1. Legal Proceedings                                10

          Item 2. Changes in Securities                            10

          Item 3. Defaults Upon Senior Securities                  10

          Item 4. Submission of Matters to a Vote of               10
                  Security Holders

          Item 5. Other Information                                11

          Item 6. Exhibits and Reports on Form 8-K                 11

          Signatures                                               12



                              -2 of 12-

                      PART I - FINANCIAL INFORMATION

                     CMI CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                             (In thousands)

                                      June 30     December 31     June 30
                                       1995           1994          1994
                                    -----------   -----------   -----------
                                    (Unaudited)        *        (Unaudited)

 Current assets:
  Cash & cash equivalents             $  1,509        1,423         1,386
  Cash equivalents - restricted            825          903           903
  Receivables, net                      17,154       17,226        22,520
  Inventories
   Finished equipment                   22,842       20,278        11,708
   Work-in-process                       7,957        7,942         7,907
   Raw materials & parts                22,988       19,344        19,925
                                        ------       ------        ------
    Total inventories                   53,787       47,564        39,540

   Deferred tax asset                    9,000        9,200         3,600
   Other current assets                    352          121            42
                                        ------       ------        ------
    Total current assets                82,627       76,437        67,991

 Property, plant & equipment            45,523       44,361        43,425
 Less accumulated depreciation          34,091       33,208        32,491
                                        ------       ------        ------
  Net property, plant & equipment       11,432       11,153        10,934

 Other assets                              672          703           856
 Long-term receivables                     643          651           812
 Deferred tax asset                      9,800          800         6,400
                                       -------       ------        ------
                                      $105,174       89,744        86,993
                                       =======       ======        ======
 Current liabilities:
  Current portion of long-term debt   $  5,311        4,222       $ 2,529
  Accounts payable                      12,209        8,132         9,150
  Accrued liabilities                    6,548        7,658         7,483
                                        ------       ------        ------
    Total current liabilities           24,068       20,012        19,162

 Long-term debt                         17,040       21,691        21,695

 Redeemable preferred stock              4,903        5,908         5,893

 Common shares & other capital:
  Voting Class A common stock &
  common stock                           2,036        2,035         2,035
  Other capital                         57,127       40,098        38,208
                                        ------       ------        ------
    Total common shares & other capital 59,163       42,133        40,243
                                       -------       ------        ------
                                      $105,174       89,744        86,993
                                       =======       ======        ======

* Condensed from audited financial statements
See notes to condensed consolidated financial statements


                                -3 of 12-

                     CMI CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                    (In thousands, except share data)


                                         Three Months Ended   Six Months Ended
                                               June 30           June 30
                                         ------------------   ----------------
                                            1995     1994       1995      1994
                                            ----     ----       ----      ----

Net revenues                             $43,604   48,165     76,275    76,028
                                          ------   ------     ------    ------

Costs and expenses
  Cost of revenues                        30,439   32,389      53,238   51,647
  Marketing and
    administrativ    e                     4,818    5,103      10,107    9,416
  Engineering and
    product development                    1,592    1,504       3,032    3,017
  Interest expense                           715      705       1,461    1,404
  Interest income                           (120)    (118)       (182)    (191)
  Other income, net                         (110)    (106)       (114)    (266)
                                          ------   ------      ------   ------
                                          37,334   39,477      67,542   65,027
                                          ------   ------      ------   ------

Earnings before income taxes               6,270    8,688       8,733   11,001


Income tax benefit (Note 4)               (8,534)  (9,649)     (8,443)  (9,554)
                                          ------   ------      ------   ------

Net earnings                             $14,804   18,337      17,176   20,555
                                          ======   ======      ======   ======

Net earnings per common share (Note 3)   $   .71      .87         .81      .98
                                          ======   ======      ======   ======
Average outstanding shares                20,928   20,953      20,919   21,004
                                          ======   ======      ======   ======

See notes to condensed consolidated financial statements


                               -4 of 12-

                    CMI CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                                          Six Months Ended
                                                              June 30
                                                          ----------------
                                                            1995     1994
                                                            ----     ----
OPERATING ACTIVITIES
 Net earnings                                            $17,176   20,555
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
 Depreciation                                                891      724
 Amortization                                                 35      103
 Gain on sale of assets                                     (114)    (267)
 Change in assets and liabilities:
   Decrease (increase) in accounts receivable                 72  (13,055)
   Decrease (increase) in inventory                       (6,223)   3,468
   Decrease (increase) in other current assets              (153)       2
   Increase (decrease) in accounts payable                 4,077     (413)
   Increase (decrease) in accrued liabilities             (1,110)   1,005
   Increase in deferred tax asset                         (8,800) (10,000)
   Decrease (increase) in long-term receivables                8     (812)
   Decrease (increase) in other, non-current assets           (4)      68
                                                          ------   ------
 Net cash provided by operating activities                 5,855    1,378
                                                          ------   ------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                184      304
 Capital expenditures                                     (1,240)    (926)
                                                          ------   ------
 Net cash used in investing activities                    (1,056)    (622)
                                                          ------   ------
FINANCING ACTIVITIES
 Payments on long-term debt                                 (373)    (639)
 Net borrowings (payments) on revolving credit note       (4,751)     567
 Net borrowings on fleet financing agreement               1,562      556
 Payments of dividends on preferred stock                   (417)       -
 Payments for redemption of preferred stock                 (750)       -
 Stock options exercised                                      16        -
                                                          ------   ------
 Net cash provided by (used in) financing activities      (4,713)     484
                                                          ------   ------
Increase in cash and cash equivalents                         86    1,240

Cash and cash equivalents at beginning of year             1,423      146
                                                          ------   ------
Cash and cash equivalents at end of period               $ 1,509    1,386
                                                          ======   ======

See notes to condensed consolidated financial statements


                               -5 of 12-

                    CMI CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

(1)The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of June 30, 1995 and for the interim periods ended June 30, 1995 and 1994 included herein is unaudited; however, such information reflects all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2)The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The Company is in a very seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

(3)Earnings per share amounts are computed by dividing the net earnings less redeemable preferred stock dividends and accretion of the difference between the ultimate redemption value and the initial carrying value for the period, by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are not considered in the computation of per share amounts if their effect is anti-dilutive.

(4)The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), requires the benefit of tax deductions and credits not utilized by the Company in the past to be reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits.

   The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards of future tax benefits and has determined that it is "more likely than not" that the $18,800,000 of deferred tax assets will be utilized. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $45 million to $50 million in future years.

   At June 30, 1995, the tax effects that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                  Current   Non-Current
                                                  -------   -----------

         Tax operating loss & other carryforwards  $4,620         4,828
         Waste to energy facility                       -         7,700
         Other temporary differences                4,380        (1,728)
                                                    -----        ------
            Deferred tax assets                     9,000        10,800

            Less valuation allowance                    -         1,000
                                                   ------        ------
         Net deferred tax asset                   $ 9,000         9,800
                                                   ======        ======

   Income tax expense varies from the federal statutory income tax rate of 35% principally due to the reduction in the valuation allowance held against the Company's deferred tax assets.


                                -6 of 12-

(5)Certain reclassifications have been made to the prior interim period to conform to the 1995 presentations.

(6)There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year.


                                -7 of 12-

                            CMI CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company reported net earnings of $14,804,000, or $.71 per share for the three months ended June 30, 1995 compared to net earnings of $18,337,000, or $.87 per share, for the comparable three months ended in 1994. Earnings for the June 1995 and 1994 quarters included $8,800,000, or $.42 per share, and $10,000,000, or $.47 per share, respectively, for previously unrecognized tax benefits related to Statement of Financial Accounting Standards No. 109.

Revenues for the quarter totaled $43,604,000, down from $48,165,000 for the second quarter of 1994.

For the first six months of 1995, net earnings totaled $17,176,000, or $.81 per share, down from $20,555,000, or $.98 per share, for the first six months of 1994. Revenues for the six months of $76,275,000 are comparable to $76,028,000 for the same period last year.

Under provisions of Statement of Financial Accounting Standards No. 109, the Company is required to reflect, as an asset, the tax value of past net operating loss carryforwards and other tax credits when future operations are expected to produce sufficient income to utilize these tax benefits. The current period increase of $8,800,000 was based upon expectations for continuing profitability (see Note 4).

The Company maintained consistent revenue levels for the first half of 1995 as compared to the same period in 1994. This was achieved through increased domestic shipments in most all of the Company's primary product lines. The Company's reclaimer/stabilizer product line recognized the greatest increase, with an increase of approximately $4 million over the same period in 1994. This increase was largely due to the introduction of the RS-650 Stabilizer in January 1995. However, international shipments decreased approximately $6 million compared to the same period in 1994 primarily due to the decreased sales in Mexico of approximately $4 million.

Gross margin, as a percentage of net revenues, decreased to 30% for the three months ended June 30, 1995 from 33% for the same period in 1994, and decreased to 30% from 32% for the six months period ended June 30, 1995 and 1994. The reduction in gross margin is primarily the result of increases in labor and material costs. The Company continues to evaluate and adjust its product prices, where possible, to recover the increase in manufacturing costs.

Marketing and administrative expenses decreased $285,000 for the three month period ended June 30, 1995, compared to the same period in 1994, and increased $691,000 for the six month period ended June 30, 1995, compared to the same period in 1994.

As a percentage of net revenues, marketing and administrative expenses were 11% for the three months ended June 30, 1995 and 1994. For the six months ended June 30, marketing and administrative expenses, as a percentage of net revenues, increased to 13% in 1995 from 12% in 1994. This increase is due to the Company's continued aggressive marketing strategy which included customer demonstrations for new and existing products, continued participants in industry trade shows, and an increased domestic and international sales force.


                                -8 of 12-

Engineering and product development expenses increased $88,000 for the three months ended June 30, 1995 and $15,000 for the six months ended June 30, 1995, compared to the same periods in 1994. Engineering and product development expenses, as a percentage of net revenues, increased to 4% from 3% for the three months ended June 30, 1995 and 1994, respectively. As a percentage of net revenues, engineering and product development expenses were 4% for the six months ended June 30, 1995 and 1994 as the Company continues to be committed to product development. The most recent example is the RS-650 Stabilizer added in January 1995.

Interest expense increased to $715,000 from $705,000 for the three months ended June 30, 1995 and 1994, and to $1,461,000 from $1,404,000 for the six months ended June 30, 1995 and 1994 due primarily to an increase in interest rates.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity remained strong in 1995. At June 30, 1995 working capital was $58,559,000, compared to $48,829,000 at June 30, 1994. The current ratio at June 1995 was 3.43-to-1 compared to 3.55-to-1 at the same time last year.

Cash provided by operating activities of $5,855,000 for the six months ended June 30, 1995 is an increase of $4,477,000 over the same period in 1994. This additional cash has been used to reduce outstanding debt and fund current year capital expenditures.

Capital expenditures totaled $1,240,000 for the six-month period of 1995, an increase of $314,000 from the prior year. Capital expenditures are budgeted at $3 million for 1995. Capital expenditures are used to continue improving the Company's manufacturing and product support efficiencies.

The Company's revolving credit loan agreement has been in place since 1991 and matures in December 1997. The current line of credit is
$30,000,000. The amount outstanding at June 30, 1995 was $7,731,000 with $804,000 reflected as current portion of long-term debt with the remainder reflected as long-term debt. Other term debt has maturity dates ranging from July 1995 to September 2010 and is expected to be paid or refinanced when due.

As previously reported, on March 31, 1995, the Company and Yargo, Inc. entered into a Stock Purchase Agreement (the "Agreement"), whereby the Company agreed to purchase the 4,500 outstanding shares of the Company's Series B Preferred Stock in a series of installments, with all shares to be purchased by December 31, 1996. On June 30, 1995, in accordance with the terms of the Agreement, the Company purchased 750 shares of the Series B Preferred Stock for an aggregate purchase price of $1,010,313 including accrued dividends. In addition, on July 15, 1995, the Company made a dividend payment of $131,250 on the Series B Preferred Stock. See additional discussion of the Agreement in "Item 1. Legal Proceedings."


Income Taxes
------------

Under the provisions of Statement 109, the benefits of future tax deductions and credits not utilized by the Company in the past is reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. During the three months ended June 30, 1995, the Company recorded previously unrecognized deferred tax assets in the amount of $8,800,000, primarily from the result of the Company's assessment that it is "more likely than not" that future taxable income will be sufficient to realize such tax benefits. The Company's current assessment is based on historical performance and expectations for continuing profitability.


                                -9 of 12-

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

On November 8, 1994, Yargo, Inc. ("Yargo") filed a complaint against the Company which sought payment of $1,417,500 of dividends accrued on 4,500 shares of the Company's 7% Series B Preferred Stock, par value $1.00 per share, and any dividends accruing after the date of the lawsuit on such shares. In addition, Yargo sought redemption of 4,250 shares of the 4,500 shares outstanding in the amount of $4,250,000. On March 31, 1995, the Company entered into a Stock Purchase Agreement (the "Agreement") with Yargo. In accordance with terms of the Agreement, on April 12, 1995, Yargo dismissed the complaint without prejudice. See attached discussion in Paragraph "Liquidity and Capital Resources."

As was also previously reported, litigation is currently pending in the United States District Court for the Western District of Oklahoma between the Company and certain of its insurance carriers. This lawsuit arose in 1992 when the Company sued five of its insurance carriers seeking, among other things, coverage against patent infringement claims asserted against the Company by Astec Industries, Inc., Cedarapids, Inc. and Gencor Corporation. Each of the Company's insurance carriers asserted counterclaim alleging lack of liability to the Company and, in addition, the Company's primary insurance carrier asserted a counterclaim seeking recovery from the Company of approximately $3.2 million that the insurance carrier paid to Cedarapids, Inc. to satisfy a judgment entered against the Company.

Recently, the Company agreed to settle this lawsuit on terms that management believes are favorable to the Company. Under the terms of the settlement, the Company and the insurance carriers will, among other things, dismiss with prejudice all claims asserted against each other.

Item 2. Changes in Securities.
------------------------------

None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

On May 5, 1995, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The items of business considered at the annual meeting were as follows:

1. The election of Larry D. Hartzog and Thomas P. Stafford to serve as directors of the Company each for a term of three years.

At the annual meeting, 18,823,289 votes were cast by the shareholders FOR the election of Larry D. Hartzog and 235,208 votes were WITHHELD; 18,926,591 votes were cast by the shareholders FOR the election of Thomas P. Stafford and 131,906 votes were WITHHELD.

2. Amend the Company's Amended and Restated Certificate of Incorporation by amending Section D of Article Sixth thereof. The proposed amendment was required before the Company's Voting Class A Common Stock could be listed on the New York Stock Exchange.


                               -10 of 12-

At the annual meeting, 15,668,177 votes were cast by the shareholders FOR the proposed amendment to Section (D) of Article Sixth, 43,150 votes were cast AGAINST and 97,589 votes were WITHHELD. See Exhibit 3(i) Certificate of Incorporation of the Company as amended.

Item 5. Other Information.
--------------------------

The Company's Voting Class A Common Stock began trading on the New York Stock Exchange on May 24, 1995.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       3(i) Certificate of Incorporation as amended
       11   Statements re Computaton Per Share Earnings
       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended June 30, 1995.



                               -11 of 12-

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 1995             /s/Jim D. Holland
     ----------------------          -----------------------------------
                                     Jim D. Holland
                                     Sr. Vice President, Treasurer and
                                     Chief Financial Officer



                               -12 of 12-