Form 10-Q
period 1995-09-30
CMI CORP
filed 1995-11-14
CIK 21157

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


             Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934


For quarter ended September 30, 1995     Commission file number 1-5951



                               CMI CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



        Oklahoma                                 73-0519810
------------------------           ------------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)


   I-40 & Morgan Road, P.O. Box 1985
          Oklahoma City, Oklahoma                             73101
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Voting Class A Common Stock Par Value $.10
and Voting Common Stock Par Value $.10                     20,382,004
------------------------------------------    --------------------------------
      (Title of each class)                   (Outstanding at November 7,1995)


                              -1 of 12-

                           CMI CORPORATION
                                Index

                                                                 Page
                                                                 ----

PART I. Financial Information

          Condensed Consolidated Balance Sheets -
            September 30, 1995, December 31, 1994 and
            September 30, 1994                                      3

          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1995 and 1994                             4

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1995 and 1994           5

          Notes to Condensed Consolidated Financial
            Statements                                              6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8




PART II.    Other Information

          Item 1.  Legal Proceedings                               10

          Item 2.  Changes in Securities                           11

          Item 3.  Defaults Upon Senior Securities                 11

          Item 4.  Submission of Matters to a Vote of              11
                   Security Holders

          Item 5.  Other Information                               11

          Item 6.  Exhibits and Reports on Form 8-K                11

          Signatures                                               12



                                 -2 of 12-

                      PART I - FINANCIAL INFORMATION

                     CMI CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                 September 30    December 31 September 30
                                     1995            1994        1994
                                 -------------   ----------- ------------
                                   (Unaudited)       *        (Unaudited)

Current assets:
 Cash and cash equivalents            $  1,566         1,423        1,424
 Cash equivalents - restricted             825           903          903
 Receivables, net                       22,558        17,226       15,159
 Inventories
  Finished equipment                    26,200        20,278       14,765
  Work-in-process                        7,041         7,942        7,621
  Raw materials and parts               24,070        19,344       19,869
                                        ------        ------       ------
   Total inventories                    57,311        47,564       42,255


Deferred tax asset                       8,419         9,200        3,600
Other current assets                       464           121           54
                                        ------        ------       ------
   Total current assets                 91,143        76,437       63,395

Property, plant and equipment           45,988        44,361       43,969
Less accumulated depreciation           34,441        33,208       32,869
                                        ------        ------       ------
Net property, plant and equipment       11,547        11,153       11,100

Other assets                               659           703          747
Long-term receivables                      235           651        1,827
Deferred tax assets                      9,800           800        6,400
                                       -------        ------       ------
                                      $113,384        89,744       83,469
                                       =======        ======       ======
Current liabilities:
 Current portion of long-term debt    $  3,236         4,222        4,560
 Accounts payable                       10,065         8,132        8,888
 Accrued liabilities                     7,111         7,658        7,978
                                        ------        ------       ------
   Total current liabilities            20,412        20,012       21,426

Long-term debt                          28,081        21,691       14,308

Redeemable preferred stock               4,905         5,908        5,900

Common shares and other capital:
 Voting Class A common stock and
  common stock                           2,038         2,035        2,035
 Other capital                          57,948        40,098       39,800
                                        ------        ------       ------
   Total common shares and other
    capital                             59,986        42,133       41,835
                                       -------        ------       ------
                                      $113,384        89,744       83,469
                                       =======        ======       ======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                              -3 of 12-

                   CMI CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                  (In thousands, except share data)

                                    Three Months Ended  Nine Months Ended
                                       September 30        September 30
                                    ------------------  -----------------
                                       1995     1994       1995      1994
                                       ----     ----       ----      ----

Net revenues                        $30,923   27,291    107,198   103,319
                                     ------   ------    -------   -------
Costs and expenses:
  Cost of revenues                   22,043   18,526     75,281    70,173
  Marketing and administrative        5,436    5,159     15,543    14,575
  Engineering and product development 1,395    1,356      4,427     4,373
  Interest expense                      845      622      2,306     2,026
  Interest income                      (253)    (221)      (435)     (412)
  Other (income) expense, net            (2)      18       (116)     (248)
                                     ------   ------     ------    ------
                                     29,464   25,460     97,006    90,487
                                     ------   ------     ------    ------
Earnings before income taxes          1,459    1,831     10,192    12,832

Income tax expense (benefit) (Note 4)   581       73     (7,862)   (9,481)
                                     ------   ------     ------    ------
Net earnings                        $   878    1,758     18,054    22,313
                                     ======   ======     ======    ======
Net earnings per common share
  (Note 3)                          $   .04      .08        .85      1.05
                                     ======   ======     ======    ======
Average outstanding shares           20,925   20,949     20,923    20,983
                                     ======   ======     ======    ======

See notes to condensed consolidated financial statements.


                               -4 of 12-

                    CMI CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                                     Nine Months Ended
                                                        September 30
                                                     -----------------
                                                         1995     1994
                                                         ----     ----

OPERATING ACTIVITIES
 Net earnings                                         $18,054   22,313
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
 Depreciation                                           1,346    1,084
 Amortization                                              47      154
 Gain on sale of assets                                  (116)    (248)
 Change in assets and liabilities:
  Increase in accounts receivable                      (5,332)  (5,694)
  Decrease (increase) in inventory                     (9,747)     753
  Increase in other current assets                       (265)     (10)
  Increase (decrease) in accounts payable               1,933     (675)
  Increase (decrease) in accrued liabilities             (547)   1,500
  Increase in deferred tax asset                       (8,219) (10,000)
  Decrease (increase) in long-term receivables            416   (1,818)
  Decrease (increase) in other, non-current assets         (4)      85
                                                        -----    -----
 Net cash provided by (used in) operating activities   (2,434)   7,444


INVESTING ACTIVITIES
 Proceeds from sale of assets                             194      316
 Capital expenditures                                  (1,817)  (1,453)
                                                        -----    -----
 Net cash used in investing activities                 (1,623)  (1,137)
                                                        -----    -----
FINANCING ACTIVITIES
 Net payments on long-term debt                        (2,506)    (748)
 Net borrowings (payments) on revolving credit note     6,115   (5,917)
 Net borrowings on fleet financing agreement            1,795    1,793
 Payment of dividends on preferred stock                 (551)    (157)
 Payments for redemption of preferred stock              (750)       -
 Stock options exercised                                   97        -
                                                        -----    -----
 Net cash provided by (used in) financing activities    4,200   (5,029)
                                                        -----    -----
Increase in cash and cash equivalents                     143    1,278

Cash and cash equivalents at beginning of year          1,423      146
                                                        -----    -----
Cash and cash equivalents at end of period            $ 1,566  $ 1,424
                                                       ======   ======

See notes to condensed consolidated financial statements.


                               -5 of 12-

                    CMI CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

(1)The  interim  condensed  consolidated  financial  information  has  been prepared  in  conformity with generally accepted  accounting  principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of September 30, 1995 and for the interim periods ended September 30, 1995 and 1994 included herein is unaudited; however, such information reflects all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2)The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. The Company is in a very seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

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

   The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards of future tax benefits and has determined that it is "more likely than not" that the $18,219,000 of deferred tax assets will be utilized. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $45 million to $50 million in future years.

                                 -6 of 12-

   At September 30, 1995, the tax effects that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                     Current  Non-Current
                                                     -------  -----------
         Tax operating loss & other carryforwards    $4,039        4,828
         Waste to energy facility                         -        7,700
         Other temporary differences                  4,380       (1,728)
                                                      -----        -----
            Deferred tax assets                       8,419       10,800

            Less valuation allowance                      -        1,000
                                                      -----        -----
         Net deferred tax asset                     $ 8,419        9,800
                                                     ======        =====
   Income tax expense varies from the federal statutory income tax rate of 35% principally due to the reduction in the valuation allowance held against the Company's deferred tax assets.

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


                                 -7 of 12-

                            CMI CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The Company reported revenues of $30,923,000 for the quarter ended September 30, 1995, an increase of 13% over revenues of $27,291,000 for the same period in 1994. Net earnings were $878,000 compared with net earnings of $1,758,000 in the prior year. However, earnings before income taxes for the third quarter of 1995 were $1,459,000 compared with $1,831,000 for the third quarter of 1994. Quarterly earnings prior to the third quarter of 1995 benefited from tax loss carryforwards. As a result income taxes for the quarter ending September 30, 1995 increased to $581,000 from $73,000 for the same period in 1994. Earnings per share for the third quarter were $.04 compared with $.08 per share in 1994. Had the 1994 quarter been taxed consistent with 1995, earnings per share would have been $.04.

For the nine months ended September 30, 1995, revenues were $107,198,000 compared to $103,319,000 in 1994. Net earnings for the first nine months of 1995 were $18,054,000, or $.85 per share, which included $8,800,000, or
$.42  per  share,  for  previously unrecognized  tax  benefits  related  to
Statement 109. In the first nine months of 1994, net earnings of $22,313,000 or $1.05 per share, included $10,000,000, or $.47 per share, for previously unrecognized tax benefits related to Statement 109. As discussed previously, net earnings prior to the third quarter of 1995 benefited from tax loss carryforwards.

While revenues increased slightly during the third quarter and nine months ended September 30, 1995, gross margins were reduced primarily due to pricing competitiveness which the Company believed was key to increasing market share. Gross margin, as percentage of revenues, decreased to 29% for the three months ended September 30, 1995 from 32% for the same period in 1994, and decreased to 30% from 32% for the nine month period ended September 30, 1995 and 1994, respectively.

Although  the  general  outlook for the road  building  business  is  still positive  and  the domestic core business has exceeded that  of  1994,  the industry was adversely affected by several factors this year. With the 1996 federal highway transportation bill and the National Highway System
(NHS) legislation still awaiting final approval, states are delaying project letting schedules and contractors are postponing equipment purchases pending a clearer view of the prospects for future work. Currently, states are forced to operate without approximately $5.4 billion in funds for transportation projects that cannot be released until the NHS bill is enacted. Also, international orders have been slower than last year largely due to a near stoppage of the road building program in Mexico caused by the collapse of the peso late last year.

This slow down in the market resulted in increased pricing pressures. As a result, the Company gave higher sales discounts in the third quarter of 1995 than in 1994. Additional inefficiencies associated with the relocation of the Load King bottom dump trailer product line from the Company's South


                                 -8 of 12-

Dakota manufacturing facility to Oklahoma City negatively affected gross margins in 1995. The decision to relocate the trailer line to Oklahoma City was due to the South Dakota facility's need to concentrate on the custom low-bed segment of the business. The relocation took longer than originally anticipated resulting in lower gross margins than projected. During the first nine months of 1995, the Company has continued to experience increases in its labor and material costs over 1994. The Company continues to evaluate and adjust its product prices, where possible, to recover the increase in manufacturing costs.

Marketing and administrative expenses increased $277,000 for the three-month period ended September 30, 1995, compared to the same period in 1994, and increased $968,000 for the nine-month period ended September 30, 1995, compared to the same period in 1994. As a percentage of revenues, marketing and administrative expenses were 18% for the three months ended September 30, 1995, and 19% for the same period in 1994. For the nine months ended September 30, marketing and administrative expenses, as a percentage of revenues, were 14% in 1995 and 1994. The increase for the three-month period is due to the Company's continued aggressive marketing strategy which included customer demonstrations for new and existing products, continued participation in industry trade shows, and an increased domestic and international sales force. Currently, the Company's marketing and advertising efforts are being spent in preparation for the Con-Expo trade show to be held in Las Vegas, Nevada in March 1996.

Engineering and product development expenses increased $39,000 for the three- month period ended September 30, 1995, compared to the same period in 1994, and increased $54,000 for the nine-month period ended September 30, 1995, compared to the same period in 1994. As a percentage of revenues, engineering and product development expenses were 5% for the three months ended September 30, 1995 and 1994, and 4% in 1995 and 1994. The Company continues to be committed to product development and product enhancement.

Interest expense increased to $845,000 from $622,000 for the three months ended September 30, 1995 and 1994, and to $2,306,000 from $2,026,000 for the nine months ended September 30, 1995 and 1994. This increase is due to increased prime rates and an increase in working capital.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remained strong in 1995. At September 30, 1995 working capital was $70,731,000, compared to $41,969,000 at September 30, 1994, an increase of 69%. Accounts receivables increased $7,399,000 over the prior year and is primarily due to an increase in revenues in the month of September. Additionally, inventories increased $15,056,000 over the prior year in anticipation of increasing sales levels as evidenced by the Company's sales backlog. The current ratio at September 30, 1995 was 4.47-to-1 compared to 2.96-to-1 at the same time last year.

Capital expenditures total $1,817,000 for the nine-month period of 1995, an increase of $364,000 from the prior year. Capital expenditures are budgeted at $3 million for 1995. Capital expenditures are used to continue improving the Company's manufacturing and product support efficiencies.


                                 -9 of 12-

The Company's revolving credit loan agreement has been in place since 1991 and matures in December 1997. The current line of credit is $30,000,000. The amount outstanding at September 30, 1995 was $18,597,000 with $804,000 reflected as current portion of long-term debt with the remainder reflected as long-term debt. Other term debt has maturity dates ranging from July 2006 to September 2010 and is expected to be paid or refinanced when due.

Total debt increased $12,449,000 to $31,317,000 at September 30, 1995 from $18,868,000 at September 30, 1994. The revolving credit loan agreement which was re-negotiated during the fourth quarter of 1994 increased the Company's ability to finance inventory for future sale. The ratio of debt-to-capital was 33% at September 30, 1995 compared to 28% at September 30, 1994.

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


Income Taxes
------------

Under the provisions of Statement 109, the benefits of future tax deductions and credits not utilized by the Company in the past is reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending September 30, 1995, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $18,219,000 of future tax deductions and credits will be utilized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $45 million to $50 million in future years.


                      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
------------------------------

Midwest Soil Remediation, Inc. ("Midwest Soil"), a customer of the Company, is one of several defendants in an action filed on August 1, 1995 by Recycling Sciences International, Inc. ("RSI"). RSI has alleged that Midwest Soil and the other defendants infringed upon certain patents held by RSI by carrying out soil remediation processes on soils contaminated with various types of hazardous materials. RSI is seeking unspecified monetary damages and asking that such damages be trebled under applicable federal law, together with pre-judgment interest, costs and attorneys' fees. In addition, RSI seeks an injunction prohibiting further infringement of its patents.


                                -10 of 12-

Because a portion of the soil remediation activities that are the subject of this suit were conducted by Midwest Soil utilizing a soil remediation plant sold by the Company to Midwest Soil, the Company has agreed to defend Midwest Soil, but only with respect to those claims asserted by RSI relating to the soil remediation plant manufactured by the Company. The Company believes that its soil remediation plant does not infringe upon any of the patents held by RSI and intends to vigorously defend any claims to the contrary.

Item 2.     Changes in Securities.
----------------------------------

None.

Item 3.     Defaults Upon Senior Securities.
--------------------------------------------

None.

Item 4.     Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------

None.

Item 5.     Other Information.
------------------------------

None.

Item 6.     Exhibits and Reports on Form 8-K.
---------------------------------------------

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       11   Statements re Computation Per Share Earnings
       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended September 30, 1995.



                                -11 of 12-

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 1995              /s/Jim D. Holland
     -------------------             --------------------------------------
                                     Jim D. Holland
                                     Senior Vice President, Treasurer and
                                     Chief Financial Officer



                              -12 of 12-