Form 10-K
period 1995-12-31
CMI CORP
filed 1996-03-19
CIK 21157

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

         (x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT of 1934

                For the fiscal year ended December 31, 1995

                                    OR

      (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  1-5951

                              CMI CORPORATION
          (Exact name of registrant as specified in its charter)

               Oklahoma                                   73-0519810
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         I-40 & Morgan Road
            P.O. Box 1985
         Oklahoma City, OK                                     73101
(Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code:  (405) 787-6020

        Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
      Title of Each Class                             on Which Registered
  ----------------------------                      -----------------------
  Voting Class A Common Stock,                      New York Stock Exchange
         $.10 Par Value

        Securities registered pursuant to Section 12(g) of the Act:

                                   NONE

      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( ).

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     [___]

      The aggregate market value of the Common Stock and the Voting Class A Common Stock (Class A Common Stock) held by non-affiliates of the registrant on March 1, 1996 was $52,671,680.

      The number of shares of the registrant outstanding on March 1, 1996 was 20,381,383 shares of Voting Class A Common Stock and 621 shares of Voting Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

                      Documents                              Form 10-K Reference
                      ---------                              -------------------
Proxy Statement for the Annual Meeting of Shareholders            Part III
                 to be held on May 3, 1996

                              CMI CORPORATION
                                 FORM 10-K

                             December 31, 1995


                             TABLE OF CONTENTS



          PART I                                                     PAGE

Item 1.      Business................................................   3

Item 2.      Properties..............................................  11

Item 3.      Legal Proceedings.......................................  12

Item 4.      Submission of Matters to a Vote of Security Holders.....  13

             Executive Officers of the Registrant....................  13

          PART II

Item 5.      Market for the Registrant's Common Stock and
               Related Shareholder Matters...........................  14

Item 6.      Selected Financial Data.................................  15

Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................  15

Item 8.      Financial Statements and Supplementary Data.............  24

Item 9.      Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure...................  48

          PART III

Items 10.-13.All Items Are Incorporated by Reference to the Company's
               Proxy Statement for the Annual Meeting of Shareholders
               to be held on May 3, 1996.............................  48

          PART IV

Item 14.     Exhibits, Consolidated Financial Statement Schedule, and
               Reports on Form 8-K...................................  48

          SIGNATURES.................................................  52

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

                                  PART I

Item 1.  Business
         --------
(a)  General Development of Business
     -------------------------------
Unless  the context requires otherwise, as used herein, the term  "Company"
means  CMI  Corporation  and  its consolidated  subsidiaries.   Information
regarding 1995 business developments is located in Item 1(c).

(b)  Financial Information About Industry Segments
     ---------------------------------------------
The Company currently operates in one industry segment and information regarding this segment is located in Item 1(c). Information relating to the Company's waste-to-energy conversion facility is also included in Item 1(c) under CMI Energy Conversion Systems, Inc. See consolidated financial statements for financial information (Item 8.).

(c)  Narrative Description of Business
     ---------------------------------
CMI was incorporated in Oklahoma in 1926. Since 1964, the Company has manufactured and marketed automated equipment for the road and heavy construction industry. The Company is an industry leader in the design and manufacture of automated equipment for the construction and maintenance of highways, city streets, airport runways, county roads, bridges, and parking lots. The Company's products include asphalt plants; asphalt pavement recycling systems; concrete pavers; machines for concrete placing and spreading, finishing, texturing, and curing; pavement profiling machines; pavement reclaimers; a complete line of automated fine grading, materials spreading and placing equipment; soil stabilizers; and a series of multiple use machines that can be configured to pave, trim, mill, excavate, or widen. The Company also produces trailers, used by the construction and mining industries, industrial scales, bridge and canal paving equipment, and thermal systems for remediating contaminated soils. The Company has won market recognition by producing products emphasizing recycling and energy conservation.

In late 1991, the President signed into law the Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA-91) providing authorizations for total funding of more than $155 billion over a six-year period for highways, highway safety, and mass transportation programs. ISTEA-91 has had a positive impact on the Company, as well as the road and heavy construction industry as a whole. Federal Highway Trust Fund spending was

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

set at just over $20 billion for fiscal 1996, continuing a pattern of funding in recent years, but below the amount authorized by Congress under ISTEA-91.

Positive road building news continues in Canada where in 1993 a new government was elected which ran on a platform calling for major increases in infrastructure spending. In 1994, the new government initiated a $6 billion (Canadian dollars), two-year program of new highway construction which increased construction during 1994 and 1995. The infrastructure emphasis in Canada is expected to continue in 1996. Additionally, The North American Free Trade Agreement (NAFTA) and General Agreement on Tariff and Trade (GATT) should have a positive impact on the heavy construction industry through increased export sales in North America and Europe.

Principal product information is as follows:

   Hot Mix Asphalt Production Systems:
   -----------------------------------
   The Company has continued to market and deliver its popular parallel flow hot mix asphalt production and recycling plants to customers. The Company has been providing the asphalt plant industry with this parallel flow technology since approximately 1978.

   The Company completed design work, built a prototype, and placed into production a new counter-flow hot mix asphalt production plant. This new plant was introduced in 1993, under the trade name "TRIPLE-DRUM." Production tests run in the first quarter of 1993 showed that the plant has superior heat transfer performance compared to other counter-flow plant designs, especially for recycle operations. TRIPLE-DRUM sales accelerated in December 1993 and grew during 1994. The ease with which TRIPLE-DRUMs are passing tough exhaust emissions standards with high production rates, even under adverse production conditions, is beginning to be noticed by the industry and resulted in stronger sales during 1995. Recent sales success in the state of Florida, one of the country's most competitive hot mix plant markets, clearly demonstrates customer satisfaction with the production performance of the Company's TRIPLE-DRUM plants. In less than two years, five new TRIPLE-DRUM plants have been placed into operation in Florida, with two more scheduled for delivery during the first quarter of 1996.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

   The  Company  also  markets  a  line of Multi-Drum  hot  mix  asphalt production plants under the trade name "TRI-STAR." The Company introduced a new line of batch type hot mix asphalt production plants during 1994, and will introduce yet another series of metric sized batch plants for international markets during the first quarter of 1996.

   The new plants will be introduced at ConExpo/ConAgg ("CONEXPO")which will be held in Las Vegas, Nevada, March 20 through 24. CMI will have one of the largest displays at the 1996 show and will use the event to introduce several new products. CONEXPO is sponsored by the Construction Industry Manufacturers Association and is now scheduled to be held in Las Vegas, Nevada, every three years.

   The Company's parallel flow, TRI-STAR, TRIPLE-DRUM, and batch type hot mix asphalt production and recycling systems provide a wide range of technologies to serve the needs of the industry.

   Concrete Paving Systems:
   ------------------------
   The Company manufactures and markets worldwide a complete line of street and highway class concrete slipform paving and paving train support machines. The popularity of these machines relate directly to job site performance, which often has resulted in contractors earning performance bonuses for pavement smoothness as recorded by profileograph measuring. Some contractors have even recovered the original purchase cost of a machine from the bonuses of a single job.

   The Company's newly designed highway class pavers incorporate recent machine improvements into the basic machine design, making features like computerized crowning and automatic placement of dowel bars less costly to add. During 1992, the Company placed into operation a newly designed mid-mount, automatically controlled dowel bar inserting system on a four track concrete paver. The mid-mount design enables paving contractors to insert the dowel bars without disturbing finished grade which was previously experienced with older designed rear-mount systems. The new mid-mount system made producing a smooth riding pavement, while automatically inserting dowel bars, a more manageable task.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

   The Company continued to improve its technology for inserting dowel bars during the paving process and in 1994 introduced yet another system that is simpler than the Company's mid-mount system and the systems of all competitors. The Company's new approach involves a two stage paving process using two separate tractors. One tractor meters and consolidates the concrete and inserts the dowel bars, and the second tractor shapes and finishes the final slab. Early in the first quarter of 1996, the Company exported its first paver with dowel bar inserting capabilities to Australia. Given the international market interest expressed to date, the Company anticipates continued growth in international sales as a result of the dowel bar inserting technology.

   During 1995, the Company introduced a new 3000 series of AUTO-GRADE slipform pavers which features a double telescoping mainframe to more easily accommodate changes in paving width. The series is available in two and four track models and is ideal for city streets, lane additions and ramp paving. The Company will introduce upgraded versions of its remaining AUTO-GRADE pavers at the 1996 CONEXPO. Additionally, the Company introduced a new line of curb and gutter pavers and smaller slipform pavers. These new pavers are being marketed under the trade name, METRO-PAV.

   Automated Pavement Profiling:
   -----------------------------
   The  Company  introduced  the  industry's  first  dedicated  pavement milling machine in 1976. Since that time, the Company's line of "ROTO-MILL" Pavement Profilers has set the standards for the fast developing pavement restoration and recycling market. The Company offers a wide range of models from small utility machines to the PR-1200, the world's largest pavement profiling machine. The Company's four most recent ROTO-MILL models, the PR-500B, PR-650, PR-800-7, and the PR-1050 are more productive versions of the Company's PR-500FL, which is the popular front loading, half-lane width profiler and the PR-800 full-lane width profiler. Customer response to these new machines has been enthusiastic.

   The Company introduced two additional ROTO-MILL pavement profilers at CONEXPO 1993: a 525 horsepower, rubber-tired, half-lane width profiler, and a utility-sized, rubber-tired machine. Deliveries of the 525 horsepower machine began in 1994. The utility-sized machine was redesigned and will be re-introduced to the industry at the 1996 CONEXPO.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

   The Company's popular RS-500, a road reclamation and soil stabilization machine introduced in 1991, has had strong growth in sales over the past five years. In 1993, the Company introduced and marketed the RS-400, a lower horsepower reclaimer/stabilizer machine. During 1994, both machines were upgraded with improvements in productivity and reliability. They now have model numbers RS-425 and RS-500B. During 1995, the Company introduced an even more productive 650 horsepower version of its RS-500B, which proved highly successful in the market place during its first year of availability.

   Soil Remediation Equipment:
   ---------------------------
   During 1994, the Company began marketing its newly designed Enviro-Tech Thermal Soil Remediation System. Soil remediation is a process whereby nonhazardous contaminates like oil, jet fuel, and other hydrocarbon-based pollutants are removed from the soil in a thermal process. Soil remediation systems use similar equipment and processes as the Company's asphalt production systems.

   The Company has engineered and is marketing remediation systems with production ranges from 80 to 160 tons per hour. During 1994, the Company's systems were used at major military and industrial sites. These systems set new production records which actually doubled the tons per hour produced on any previous job of a similar nature.

   The Company's success in setting new production records is the result of advanced technology brought to this industry. Based on sales during 1994, the Company has established itself as the industry leader in both innovation and production for thermal soil remediation systems. These systems are available in stationary or portable models to meet the requirements of a very large and diverse market. No thermal soil remediation systems were sold in 1995; however, sales are expected during 1996.

   Weighing Equipment:
   -------------------
   The Company manufactures and distributes a broad line of electronic scales for construction, transportation, material processing, mining, energy, agricultural, and industrial applications. These systems permit direct linkage to data processing equipment to speed material processing, record keeping, and billing. The Company also markets high technology automatic computer controls for continuous material

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

   blending, weighing, record keeping, inventory tracking, invoicing, and report writing. These control systems are marketed with the Company's hot mix asphalt production plants and soil remediation systems.

   Load King Division:
   -------------------
   Load King, headquartered in Elk Point, South Dakota, manufactures a broad line of heavy duty trailers for equipment and material hauling. Bottom discharge material trailers and a family of redesigned rock hauler trailers have been added to the broad line of folding gooseneck and lightweight detachable gooseneck trailers engineered to meet individual state weight distribution requirements. Load King also responds to customer requirements for custom heavy haul trailers. During 1995, the Company began manufacturing its popular Load King bottom dump trailers at its Oklahoma City manufacturing facility. This added production reduced Load King's response time for filling dealer orders for these products and permitted the allotment of more manufacturing time at Elk Point to the production of custom heavy hauling units.

   Bid-Well Division:
   ------------------
   Bid-Well, headquartered in Canton, South Dakota, is an industry leader in the development and manufacture of a wide variety of specialized lightweight grading and concrete paving and finishing machines for construction markets. This equipment includes bridge deck pavers and concrete overlay machines, building floor pavers and finishers, and specialized graders, pavers, and finishers for slope and canal paving.

MARKETING AND DISTRIBUTION. The Company's construction equipment is sold directly to end users and through independent dealers. The Company's scale and trailer products are sold through independent dealers. All products are sold in the United States and in foreign markets, except for weighing equipment and products manufactured by the Load King and Bid-Well Divisions which are sold substantially in the United States.

SOURCES AND AVAILABILITY OF RAW MATERIALS. The principal component parts used in the Company's manufacturing of its pavement maintenance and construction equipment that are supplied by others include gas and diesel

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

engines, hydraulic cylinders, tires, bearings, and raw steel. The Company has not experienced any delays in its component parts deliveries or received inferior component parts that have adversely affected its business. In addition, the Company purchases many of these components from a variety of outside suppliers and believes that alternate sources of supply exist for substantially all items.

IMPORTANCE OF PATENTS. The Company has filed for patent protection on certain components and features incorporated into its products, which expire on various dates. The Company's patents, together with licenses under patents owned by others, are considered by the Company to be adequate for the conduct of its business. The Company is of the opinion that the loss of any single patent or group of related patents would not materially affect the Company's business.

SEASONAL NATURE OF THE BUSINESS. The Company's business is seasonal in nature and precedes the months in which highway and road construction and restoration generally occur. A large portion of the Company's orders for its products are received in the months of November through July, with heavy shipments occurring in the months of March through August.

PRACTICES RELATING TO WORKING CAPITAL. The Company recognizes revenue when sales transactions are completed, which is when products are shipped or title has transferred to the customer. Sales generally require a down payment or trade allowance and are due within normal trade terms. The
Company also sells certain products under lease purchase agreements and installment sales contracts. Inventories are carried in proportion to customer requirements and fluctuate in relation to the seasonal nature of the Company's business.

DEPENDENCE UPON A SINGLE CUSTOMER OR A FEW CUSTOMERS. The Company was not dependent on any single customer or group of customers during 1993 through 1995.

SALES BACKLOG. The Company has a sales backlog of approximately $30.3 million at February 23, 1996, compared to $23.8 million at February 24, 1995. Such backlog is based upon sales orders the Company believes to be firm.

COMPETITIVE CONDITIONS. The Company is one of the largest producers of pavement maintenance and construction equipment in the United States. The Company has won substantial market recognition in the pavement maintenance and construction industry by producing products emphasizing recycling and

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

energy conservation. Numerous companies produce equipment with similar features and the construction equipment market remains competitive.
Competition is based primarily on price, product quality, financing, productivity, quality of construction, service, and availability of replacement parts.

COMPANY-SPONSORED RESEARCH AND DEVELOPMENT ACTIVITIES. The Company invests significant resources in the development, enhancement, refinement, and production of new technologies for the road and heavy construction industry. The Company patents new technologies relating to significant changes and development of finished products. See discussion regarding current research and development activities under principal product information and also see Management's Discussion and Analysis of Financial Conditions and Results of Operations (Item 7.).

ENVIRONMENTAL LAWS AND REGULATIONS. The Company is subject to various environmental laws and regulations, none of which have a current or expected future material financial impact on the Company.

EMPLOYEES.   The Company had approximately 1,260 employees as  of  December
31, 1995.

CMI Energy Conversion Systems, Inc.
-----------------------------------
In 1983, a subsidiary of the Company, CMI Energy Conversions Systems, Inc. (CMI Energy) indefinitely suspended construction of a solid waste disposal facility (the Project). In connection with the Project, the Company contracted with the City of Oklahoma City (the City) to receive municipal solid waste. In 1995, the Company sold the assets of CMI Energy for cash and a five year note bearing interest at eight percent. As a result of the sale, a letter of credit in the amount of $675,000 held by the City, securing the Company's performance under the solid waste delivery contract, was released. CMI Energy did not materially affect the Company's results of operations in 1995, 1994, or 1993.

CMI Limited Partnership, CMI Sales Co., Product Support, Inc., Machinery Investment Corporation, CMI International (U.K.), Ltd., CMI OIL Corporation, CMI Dakota Co., and Transport Trailer Manufacturing Company. These subsidiaries are included in the consolidated financial statements of the Company.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales
     ----------------------------------------------------------------------
The Company had export sales to unaffiliated customers through foreign dealers and representatives as follows (in thousands):

                                                 1995     1994     1993
                                                 ----     ----     ----
   North and Central America, other than the
       United States                          $ 5,691   13,543    9,804

   Europe                                       1,081      499    2,022

   Southeast Asia                               4,657    4,940    1,725

   Australia                                    1,206    2,001    1,608

   Other regions                                4,024    2,844    1,478
                                               ------   ------   ------
       Total export sales                     $16,659   23,827   16,637
                                               ======   ======   ======

See Consolidated Financial Statements (Item 8.).


Item 2. Properties
        ----------
The Company has total plant, office, and warehouse areas of approximately 749,000 square feet, which are located in two states.

The largest manufacturing plant, including the corporate headquarters, has approximately 600,000 square feet and is located in Oklahoma City, Oklahoma. Other principal manufacturing plants and offices, aggregating approximately 149,000 square feet, are located in South Dakota. These facilities are adequate for the current and expected near future operations of the Company. The Company has flexibility in the use of its facilities, an example of which was the addition of a Load King bottom-dump trailer manufacturing line in the Oklahoma City plant. This line will increase the Company's capacity for trailer manufacturing, and will allow the South Dakota plant to focus more manufacturing effort on custom trailers.

In addition, the Company owns 110 acres of land in Tennessee being held for sale and leases 119 acres at its Oklahoma City plant facility.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

Item 3. Legal Proceedings
        -----------------
On November 8, 1994, Yargo, Inc. ("Yargo") filed a complaint against the Company which sought payment of $1,417,500 of dividends accrued on 4,500 shares of the Company's 7% Series B Preferred Stock, par value $1 per share, and any dividends accruing after the date of the lawsuit on such shares. In addition, Yargo sought redemption of 4,250 shares of the 4,500 shares outstanding in the amount of $4,250,000. On March 31, 1995, the Company entered into a Stock Purchase Agreement (the "Agreement") with Yargo. In accordance with terms of the Agreement, on April 12, 1995, Yargo dismissed the complaint without prejudice. See discussion in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On November 22, 1995, certain attorneys, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois, seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs. The Company has filed counterclaims against the law firm for negligence and legal malpractice. The Company seeks an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages, prejudgment interest and other costs, and is seeking removal of the case to the United States District Court for the Northern District of Illinois, Eastern Division.

There are numerous other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of the
Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings, including the case above, will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
Not applicable.

Executive Officers of the Registrant
------------------------------------
Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1996.

The following is a list of names and ages of all the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupations or employment during the past five years.

                      Age as of
Name                March 1, 1996       Offices and Positions Held
---------------------------------------------------------------------------
Ralph Cordes             52          Senior Vice President, Operations
                                     since January 1995 (1)

Jim D. Holland           51          Senior Vice President, Treasurer,
                                     and Chief Financial Officer since
                                     August 1984

Bill Swisher             65          Chief Executive Officer since 1964

Thane Swisher            39          Vice President and Secretary since
(Son of Bill Swisher)                October 1987

(1) Mr. Cordes has held manufacturing and general management positions with industrial companies for 30 years; including the positions of senior vice president, operations of Harsco Corporation; president of the BMY Division of Harsco Corporation; vice president, operations of BUS Industries of America; and various manufacturing positions with companies such as Clark Equipment Company and Allis Chalmers Corporation.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters
        ----------------------------------------------------------------
Principal Market and Stock Prices:
----------------------------------
The Company's Voting Class A Common Stock is traded on the New York Stock Exchange. The closing market price for the Company's Voting Class A Common Stock on March 1, 1996, was $5.13. The table below presents the high and low market prices for the Company's common shares during 1995 and 1994.
The following information was obtained from the monthly market statistics report prepared by the New York Stock Exchange.

                              1995                          1994
                    ------------------------      --------------------------
                     3/31  6/30  9/30  12/31       3/31   6/30   9/30  12/31
                     ----  ----  ----  -----       ----   ----   ----  -----
Common shares:
     High           $7.13  7.50  8.25   6.50      $9.75   8.63   8.25   7.38
     Low             6.00  5.88  5.88   4.25       6.75   4.75   5.50   6.50

Approximate Number of Shareholders:
-----------------------------------
The number of holders of record of the Company's common shares as of March 1, 1996, was 1,774.

Dividend Information:
---------------------
The last dividend payment on the Company's Voting Common Stock or Voting Class A Common Stock was made in 1981. See Management's Discussion and
Analysis of Financial Condition and Results of Operations (Item 7.) and notes to the consolidated financial statements (Item 8.).

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

Item 6.  Selected Financial Data
         -----------------------
The following selected financial data should be read in conjunction with the consolidated financial statements of the Company, including notes and supplementary information appearing elsewhere herein.

 Five-Year Selected Financial Data - in thousands (except per share data)

                                   1995      1994     1993    1992    1991
                                   ----      ----     ----    ----    ----
Net sales                      $130,578   128,005  100,564  81,178  66,355

Net income (loss)                17,501    22,618    8,032   2,211 (4,279)

Income (loss) per common share      .82      1.07      .37     .08    (.29)

Total  assets                   109,219    89,744   65,362  54,398  45,709

Long-term debt and redeemable
   preferred stock               27,628    27,599   27,114  28,574  19,963

Cash dividends per common share $     -         -        -       -       -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------
Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------
The Company's revolving credit loan agreement with its primary lender has been in place since 1991. Terms of the credit loan agreement provide for a maximum credit line of $30 million, which consists of a $25.2 million revolving line of credit and a $4.8 million term loan. The term loan is payable in equal monthly principal payments of $67,000 plus interest with the balance due in December 1997. The balance of the term loan at December 31, 1995 was approximately $4 million. Both the revolving line of credit and the term loan provide for interest at the prime rate plus 1.5% and are due in December 1997. Amounts available under the revolving line of credit are based upon eligible accounts receivable and inventories as defined by the credit agreement. Under the credit loan agreement, the unused portion of the line of credit was approximately $6.9 million at December 31, 1995.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

The Company maintains a fleet financing agreement with a third party lender related to the rental of finished products to customers. Generally, these financings range from three months to three years and are secured by the specific finished product. These financing arrangements provide the Company with additional short-term working capital and the ability to offer more attractive financing to its customers. Obligations due through 1998 under the fleet financing agreement with interest at the prime rate were approximately $3.1 million, at December 31, 1995.

In January 1993, the Company entered into separate loan agreements with Recovery Equity Investors L.P., a shareholder, and Larry Hartzog, a shareholder and board member, to borrow $1.97 million at a fixed interest rate of 9 percent. In connection with the loan agreements, the lenders also purchased stock purchase warrants from the Company entitling them to purchase up to 600,000 aggregate shares of the Company's Class A Common Stock at an exercise price of $3.75 per share, subject to certain adjustments. The lenders paid $50,000 for these stock purchase warrants. Exercise of the stock purchase warrants is subject to certain vesting provisions and the loans were subordinate to the Company's credit agreement. In July 1995 the $1.97 million was paid in accordance with the loan agreements.

The Company's credit agreement and various other loan agreements and arrangements should provide the Company with sufficient working capital to finance its operations. The Company does not anticipate making any major changes or amendments to its existing credit agreement or to its other financing arrangements in the near future.

Other Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------------
Overall, working capital improved to approximately $64.2 million at December 31, 1995 from $56.4 million at December 31, 1994. Inventories increased approximately $15.5 million over the prior year in anticipation of increasing sales as evidenced by the Company's sales backlog. Accounts receivables decreased approximately $5.5 million due primarily to a decrease in December sales of approximately $3.0 million. The current ratio at December 31, 1995 was 3.93-to-1 compared to 3.82-to-1 at the same time last year.

Capital expenditures of $2.3 million in 1995, an increase of $.4 million from the prior year, were financed primarily by internally generated funds. Capital expenditures are used to continue improving the Company's

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

manufacturing  and product support efficiencies.  Capital expenditures  for
1996   are  budgeted  at  $3.5  million.   None  of  the  budgeted  capital
expenditures are fixed commitments.

In connection with a 1985 acquisition, the Company issued 4,800 shares of 7 percent Series B Preferred Stock with a $4.8 million redemption value. The preferred stock accrues dividends at the rate of $70 per share per year. The cumulative dividends are payable each January and July and must be fully paid or declared with funds set aside for payment before any dividend can be declared or paid on any other class of the Company's stock. The preferred stock carries a redemption price of $1,000 per share. The Company redeemed 300 shares of its redeemable preferred stock in 1988. The Company did not redeem 750 shares of its redeemable preferred stock in each of the years 1990 through 1994 and did not redeem 500 shares in 1989. In 1995, 250 shares of the preferred stock were scheduled for redemption. The Company made dividend payments of $157,500 in both July 1994 and January 1995. Accrued cumulative dividends were $1.4 million at December 31, 1994. Terms on the preferred stock provide that if two consecutive dividend payments or redemptions are not made, the Company's Board of Directors may be increased by one and the preferred stockholder shall have the exclusive right to elect an individual to fill such newly created directorship. These special voting rights continue until the dividend payments and redemptions are made. The preferred stockholder did not exercise the rights granted under the preferred stock agreement relating to electing a member of the Company's Board of Directors, but filed suit in November 1994 against the Company seeking payment of the accumulated dividends of $1.4 million and redemption of the 4,250 shares of preferred stock not redeemed at December 31, 1994 for $4.25 million.

During 1995 as settlement of the suit, the Company and the Preferred Stockholder entered into a Stock Purchase Agreement (the "Agreement"). The Agreement provides that the Company will purchase the 4,500 shares of preferred stock outstanding in a series of installments, with all shares to be purchased by December 31, 1996. The purchase price to be paid by the Company to the Preferred Stockholder for each share of preferred stock will be $1,000, plus all dividends accrued but unpaid on such shares to and including the business day immediately preceding the applicable purchase date.

Under terms of the Agreement, the Preferred Stockholder agreed to dismiss without prejudice all claims asserted in the lawsuit filed against the Company in November 1994. The Preferred Stockholder also agreed that, so

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

long as the Company fulfills its obligations under the Agreement, (i) an aggregate dividend of not more than $300,000 may, at the Company's discretion, be declared and paid by the Company in each of 1995 and 1996 to holders of the Company's Voting Class A Common Stock and Voting Common Stock, $0.10 par value, and (ii) the Preferred Stockholder will not attempt to exercise its right to elect a new member to the Company's Board of Directors.

During 1995, the Company paid $1.4 million for the redemption of 1,050 shares of preferred stock plus accrued dividends. The Company also made semiannual dividend payments on all remaining preferred stock shares outstanding of $131,250 and $120,750 in July 1995 and January 1996, respectively. Accrued cumulative dividends were $1.1 million on the 3,450 preferred stock shares outstanding at December 31, 1995. As of December 31, 1995 the Company was in compliance with terms of the Agreement.

ACCOUNTING FOR INCOME TAXES - Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has a net deferred tax asset after consideration of the valuation allowance as determined under Statement 109, of approximately $18.8 million and $10.0 million at December 31, 1995 and 1994, respectively. Under the provisions of Statement 109, the benefit of future tax deductions and credits not utilized by the Company in the past is reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. During 1995, the Company recorded a previously unrecognized net deferred tax asset in the amount of $8.8 million. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $18.8 million of future tax deductions and credits will be utilized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $45 million to $50 million in future years.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
121) establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121, effective for the Company's 1996 year, will be applied prospectively and is not expected to have a material impact on the Company's future financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 defines a fair-value based method of accounting for an employee stock option or similar equity instrument and encourages entities to adopt that method of accounting for all employee stock compensation plans. However, SFAS 123 allows entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," which generally does not result in compensation expense for fixed option plans with option price equal to fair value of the Company's stock on the option grant date. The accounting requirements of SFAS 123 are effective for stock-based transactions in 1996. The disclosure requirement of SFAS 123 including proforma disclosures reflecting the difference between compensation cost determined by the fair value based method and recorded compensation cost, if any, will be effective for 1996. The Company does not intend to adopt the fair value based method of determining stock-based compensation so SFAS 123 is not expected to have an effect on future financial statements. The disclosure requirements will be adopted in 1996.

LEGAL PROCEEDINGS - The Company is involved in various legal proceedings. In the opinion of the Company's management and outside legal counsel, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations. (See Item 3.)

Results of Operations
---------------------
1995 SALES AND EARNINGS. The Company's net revenues for the year ended December 31, 1995 rose slightly to $130.6 million from $128.0 million for the year ended December 31, 1994. Net earnings for 1995 were $17.5 million versus $22.6 million in 1994, or 82 cents per share for 1995 versus $1.07 per share for 1994.

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

The Company reported lower tax benefits in 1995 versus 1994 as net earnings included $8.8 million, or 42 cents per share, and $10 million, or 47 cents per share, in 1995 and 1994, respectively, for previously unrecognized tax benefits related to Statement 109.

The Company's core domestic business was stronger in 1995 than in 1994, despite poor weather during the first half of 1995 and intensely increased competition. Domestic sales from the Company's core business increased to $113.6 million compared to $98.3 million in 1994, an increase of 16 percent. International sales decreased to $16.7 million or 30 percent from $23.8 million in 1994. The reduction in international sales was primarily due to economic and political conditions experienced in Mexico that became evident in late 1994 and continued throughout 1995. As a result, the Company's net revenues from sales into Mexico decreased $6.5 million from 1994 levels.

Net revenues for the Company's stabilizer/reclaimer product line recognized the most significant growth with an increase of $5.8 million or 37 percent over 1994. This was offset by reduced sales of the Company's soil remediation product line.

The increased development of the highways and mass transportation system has had and will continue to have a positive impact on the Company. The continued funding of the ISTEA-91 legislation and the commitment of the U.S. legislature and federal government to fund the improvement of the infrastructure has had a significant impact on current operations and should continue to positively impact the Company's operations as additional funding and matching contributions are made at the federal and state levels. The North American Free Trade Agreement and the General Agreement on Tariff and Trade have had a favorable impact on the Company's sales in international markets, excluding Mexico in 1995, which is expected to continue.

The Company's gross margins were 29.6% down from 31.5% in the prior year. This reduction in margins was primarily the result of pricing competitiveness which the Company believed was key to maintaining market share in 1995. The Company also experienced increases in its labor costs over the prior year.

Marketing and administrative expenses increased in 1995 generally due to increased sales efforts. As a percentage of net revenues, marketing and administrative expenses increased to approximately 16.3 percent in 1995 from approximately 15.4 percent in 1994. During 1995, the Company took

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

steps to increase its market share overseas. This included a more aggressive advertising and marketing campaign to enlarge the Company's share of potential markets, particularly in the Pacific Rim, China, and South America. In addition, the Company continued to provide customer demonstrations for new and existing products, to participate in industry trade shows, and to increase its domestic and international sales force. Currently, the Company's marketing and advertising efforts are directed towards preparing for the 1996 CONEXPO trade show.

Engineering and product development costs remained level as a percentage of net revenues at approximately 4 percent. The Company introduced several new products in 1995. These included the RS-650 stabilizer/reclaimer, which was released in the first quarter of 1995, as well as the single-lane autograde TR-325 base and grade trimmer, which was released during the second half of 1995. Additional products scheduled to be introduced at the 1996 CONEXPO trade show, include two new ROTO-MILL pavement profilers, several new pavers, a series of metric batch plants and more base and grade trimmers. The Company continues to be committed to setting standards of quality within the industry, through both product development and product enhancement.

Interest expense increased as the Company's borrowings under its primary credit loan agreement were consistently higher during 1995 as compared to 1994 in order to finance inventories for the Company's primary selling season. In addition, the weighted average interest rates were higher in 1995 as compared to 1994.

1994 SALES AND EARNINGS. The Company's net revenues for the year ended December 31, 1994 of $128.0 million is an increase of $27.4 million or 27 percent over net revenues of $100.6 million for the year ended December 31, 1993. Net earnings for 1994 were $22.6 million versus $8.0 million in 1993, or $1.07 per share for 1994 versus 37 cents per share for 1993. These favorable results and increases are attributable to a combination of factors, the most significant of which are as follows:

Net revenues of major equipment from the Company's concrete paving, automated paving profiling, soil remediation, and asphalt product lines increased approximately $18.4 million in 1994. In addition to increased domestic sales of major equipment, increased international sales and sales of soil remediation systems also contributed to the overall sales increase. International sales increased approximately $7 million in 1994 as compared to 1993. Most of the increases were in Asia, South America, Canada, and

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

Australia, and included virtually all of the Company's major equipment product lines. The increase was a result of increased international marketing efforts. Sales of the new soil remediation systems resulted in approximately $6 million of additional revenue. The product line was first marketed in 1994.

Net revenues of other product lines increased $2.7 million, primarily through increases in sales from the Company's trailer division.

The higher sales volume from major equipment helped increase replacement part sales by $2.3 million. Net revenues of used and rental machines as well as other sales increased $4.1 million through increased trade-ins and alternative financing arrangements.

The increased development of the highways and mass transportation system have had a positive impact on the Company's sales. The funding of the ISTEA-91 legislation and the commitment of the U.S. legislature and federal government to fund the improvement of the infrastructure has had a significant impact on current operations and should continue to positively impact the Company's operations as additional funding and matching contributions are made at the federal and state levels. The Company's sales were also enhanced by continued strong demand from various international markets. The North American Free Trade Agreement and the General Agreement on Tariff and Trade also had a favorable impact on the Company's sales in international markets, which is expected to continue.

The Company's gross margin increased 4.3 percent which was primarily due to the absorption of fixed costs to more finished products and manufacturing efficiencies resulting from increased production.

Marketing and administrative expenses increased in 1994 primarily due to increased sales volumes. As a percentage of net sales, marketing and administrative expenses decreased to approximately 15.4 percent in 1994 from approximately 15.6 percent in 1993 due to cost efficiencies associated with higher sales volumes.

Engineering and product development costs increased, but remained level as a percentage of net revenues at approximately 4 percent. The Company continues to invest in the design, production, and enhancement of new and existing equipment.

Interest expense increased as the Company's borrowings under its primary credit agreement were higher in the first half of 1994 as compared to 1993

CMI CORPORATION
FORM 10-K
December 31, 1995
===========================================================================

in order to finance the buildup of inventories for the Company's primary selling season. Debt under the Company's fleet financing agreement averaged approximately $1.1 million higher in 1994 as compared to 1993. In addition, interest rates increased in 1994 over 1993 rates. Interest income increased through additional sales-type leases under the Company's fleet financing agreement in 1994 over 1993.

As a result of the positive operations and the favorable prospects for the near term future, the Company determined it was more likely than not that $10 million of deferred tax assets would be realized in the future, and such amount was recognized in 1994.

Clean Air Act
-------------
In 1990, the United States Congress passed certain amendments to the National Clean Air Act. These amendments may require certain products manufactured by the Company to be equipped with new pollution control devices. As required by the new amendments, the implementation of the standards may take up to seven years. The Company believes that it will be able to meet the implementation dates as required by the new amendments.

Inflation
---------
The Company did not experience any significant inflationary impact on its costs of materials.

                     CMI CORPORATION AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                 CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                                                                      PAGE

INDEPENDENT AUDITORS' REPORTS.........................................  25

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Statements of Operations,
   Years ended December 31, 1995, 1994, and 1993......................  28

 Consolidated Balance Sheets, December 31, 1995 and 1994..............  29

 Consolidated Statements of Changes in Common Stock and Other Capital,
   Years ended December 31, 1995, 1994, and 1993......................  31

 Consolidated Statements of Cash Flows,
   Years ended December 31, 1995, 1994, and 1993......................  32

 Notes to Consolidated Financial Statements,
   December 31, 1995, 1994, and 1993..................................  33

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


 Schedule II. Consolidated Valuation and Qualifying Accounts,
   Years ended December 31, 1995, 1994, and 1993......................  51


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


The Shareholders and Board of Directors
CMI Corporation:


We have audited the consolidated financial statements of CMI Corporation and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the 1993 financial statements of certain divisions, which statements reflect total revenues constituting 20 percent in 1993, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these divisions, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors in 1993, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMI Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the reports of the other auditors in 1993, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
February 12, 1996

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

Nichols, Rise & Company




The Board of Directors
CMI Corporation

   We have audited the accompanying statements of operations, division capital and cash flows of Load King, a division of CMI Corporation, for the year ended December 31, 1993. These financial statements are the responsibility of the division's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Load King, a division of CMI Corporation, for the year ended December 31, 1993, in conformity with generally accepted accounting principles.




218 South Ridge Plaza
South Sioux City, Nebraska
January 28, 1994

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

Nichols, Rise & Company




To Board of Directors
CMI Corporation

  We have audited the accompanying statements of earnings, division capital and cash flows of CMI Bid-Well, a division of CMI Corporation, for the year ended December 31, 1993. These financial statements are the responsibility of the division's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CMI Bid-Well, a division of CMI Corporation, for the year ended December 31, 1993, in conformity with generally accepted accounting principles.




218 South Ridge Plaza
South Sioux City, Nebraska
January 31, 1994

                     CMI CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Operations

               Years ended December 31, 1995, 1994, and 1993
                   (in thousands, except per share data)
============================================================================

                                                1995      1994      1993
                                                ----      ----      ----
Net revenues                                $130,578   128,005   100,564
                                             --------  --------  --------
Costs and expenses:
  Cost of revenues                            91,915    87,744    70,172
  Marketing and administrative                21,239    19,738    15,698
  Engineering and product development          5,681     5,491     4,490
  Interest expense                             3,166     2,712     2,487
  Interest income                               (568)     (580)     (362)
  Other income, net                             (172)     (254)     (265)
                                             --------  --------  --------
                                             121,261   114,851    92,220
                                             --------  --------  --------
Earnings before income taxes                   9,317    13,154     8,344

Income tax expense (benefit)                  (8,184)   (9,464)      312
                                             --------  --------  --------
Net earnings                                $ 17,501    22,618     8,032
                                             ========  ========  ========
Share data:
  Net earnings applicable to common shares  $ 17,170    22,429     7,661
  Average outstanding common shares
    and common share equivalents              20,893    20,966    20,746

  Net earnings per common share and common
    share equivalent                        $    .82      1.07       .37
                                             ========  ========  ========

See notes to consolidated financial statements.

                     CMI CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1995 and 1994
                          (dollars in thousands)
============================================================================

                         Assets                              1995      1994
                         ------                              ----      ----
Current assets:
  Cash and cash equivalents                              $  2,062     1,423
  Cash equivalents - restricted                               150       903
  Receivables less allowance for doubtful accounts
     of $591 and $602 at December 31, 1995 and 1994,
     respectively                                          11,731    17,226
  Inventories:
     Finished equipment                                    31,717    19,520
     Work-in-process                                        7,629     7,942
     Raw materials and parts                               23,753    20,102
                                                          -------    ------
       Total inventories                                   63,099    47,564

  Other current assets                                        389       121
  Deferred tax asset                                        9,000     9,200
                                                          -------    ------
       Total current assets                                86,431    76,437
                                                          -------    ------
Property, plant, and equipment:
  Land                                                      1,747     1,679
  Buildings                                                11,238    11,189
  Machinery and equipment                                  32,665    30,821
  Other                                                       254       672
                                                          -------    ------
                                                           45,904    44,361
  Less accumulated depreciation and amortization           34,671    33,208
                                                          -------    ------
       Net property, plant, and equipment                  11,233    11,153

Long-term receivables                                       1,135       651

Deferred tax asset                                          9,800       800

Other assets                                                  620       703
                                                          -------    ------
       Total assets                                      $109,219    89,744
                                                          =======    ======

See notes to consolidated financial statements.

                     CMI CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets, Continued

                        December 31, 1995 and 1994
                          (dollars in thousands)
============================================================================

Liabilities, Common Stock and Other Capital
-------------------------------------------

                                                              1995     1994
                                                              ----     ----
Current liabilities:
  Current maturities of long-term debt                    $  2,340    2,252
  Current maturities of notes payable to related parties         -    1,970
  Accounts payable                                          11,417    8,132
  Accrued liabilities                                        8,435    7,658
                                                           -------   -------
       Total current liabilities                            22,192   20,012
                                                           -------   -------
Long-term debt                                              23,091   21,691

Redeemable preferred stock:
  Redemption value $4,537 in 1995 and $5,908 in 1994
     including cumulative dividends in arrears; shares
     outstanding - 3,450 and 4,500 at December 31, 1995
     and 1994, respectively                                  4,537    5,908

Common stock and other capital:
  Common stock:
     Par value $.10; shares issued and outstanding
     - 621 at December 31, 1995 and 1994                         -        -
  Class A common stock:
     Par value $.10; shares issued and outstanding
     - 20,381,383 and 20,351,591 at December 31, 1995
     and 1994, respectively                                  2,038    2,035
  Additional paid-in capital                                46,001   46,229
  Retained earnings (accumulated deficit)                   11,360   (6,131)
                                                           -------   -------
                                                            59,399   42,133

Commitments and contingencies (notes 3, 4, 6, 11 and 12)   _______   _______


       Total liabilities, common stock and other capital  $109,219   89,744
                                                           =======   =======


See notes to consolidated financial statements.

                     CMI CORPORATION AND SUBSIDIARIES
   Consolidated Statements of Changes in Common Stock and Other Capital

               Years ended December 31, 1995, 1994, and 1993
                          (dollars in thousands)
============================================================================

                                                                          Retained
                      Common Stock   Class A Common Stock   Additional    Earnings
                      -------------  --------------------    Paid-in    (Accumulated
                      Shares Amount    Shares     Amount     Capital       Deficit)
                      ------ ------    ------     ------    ----------  ------------
Balance December 31,
 1992                   621   $ -    20,336,591   $2,034     $46,719     $(36,781)

 Net earnings             -     -             -        -           -        8,032

 Exercise of stock
  options                 -     -        15,000        1          20            -

 Proceeds from issuance
  of common stock
  purchase warrants       -     -             -        -          50            -

 Dividends declared
  and accretion on
  preferred stock         -     -             -        -        (371)           -
                        ---    --    ----------    -----      -------     --------
Balance December 31,
 1993                   621     -    20,351,591    2,035      46,418      (28,749)

Net earnings              -     -             -        -           -       22,618

Dividends declared
 and accretion on
 preferred stock          -     -             -        -        (189)           -
                        ---    --    ----------    -----      -------     --------
Balance December 31,
 1994                   621     -    20,351,591    2,035      46,229       (6,131)

Net earnings              -     -             -        -           -       17,501

Dividends declared
 and accretion on
 preferred stock          -     -             -        -        (321)         (10)

Exercise of stock
 options                  -     -        29,792        3          93            -
                        ---    --    ----------    -----      -------     --------
Balance December 31,
 1995                   621   $ -    20,381,383   $2,038     $46,001     $ 11,360
                        ===    ==    ==========    =====      ======      ========

See notes to consolidated financial statements.

                     CMI CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows

               Years ended December 31, 1995, 1994, and 1993
                          (dollars in thousands)
================================================================================

                                                         1995     1994      1993
                                                         ----     ----      ----
Operating activities:
 Net earnings                                        $ 17,501   22,618    8,032
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation of property, plant, and
     equipment                                          1,757    1,492    1,649
   Amortization of other assets                            58      192      213
   Gain on sale of property, plant, and
     equipment                                           (190)    (274)    (265)
   Deferred tax benefit                                (8,800) (10,000)       -
   Decrease (increase) in accounts receivable           5,495   (7,761)  (2,146)
   Increase in long-term receivables                     (484)    (642)       -
   Increase in inventories                            (15,535)  (4,556) (11,398)
   Decrease (increase) in other current assets           (268)     151      (25)
   Increase (decrease) in accounts payable              3,285   (1,431)   2,751
   Increase in accrued liabilities                        777    1,180    1,156
   Other, net                                              26      123        -
                                                      -------- -------- --------
     Net cash and cash equivalents provided by
      (used in) operating activities                    3,622    1,092      (33)
                                                      -------- -------- --------
Investing activities:
 Sale (purchase) of cash equivalents - restricted         753     (228)       -
 Proceeds from sale of assets                             676      317      302
 Capital expenditures                                  (2,323)  (1,919)  (1,087)
                                                      -------- -------- --------
     Net cash and cash equivalents used in
      investing activities                               (894)  (1,830)    (785)
                                                      -------- -------- --------
Financing activities:
 Borrowings (payments) on long-term debt               (2,849)    (816)   1,080
 Net borrowings (payments) on revolving credit note     2,044    3,233   (4,963)
 Net borrowings (payments) on fleet financing agreement   323     (244)   2,837
 Proceeds from stock options exercised                     96        -       21
 Proceeds from issuance of common stock
  and stock purchase warrants                               -        -       50
 Payment of preferred stock dividends                    (653)    (158)       -
 Redemption of preferred stock                         (1,050)       -        -
                                                      -------- -------- --------
     Net cash and cash equivalents provided by
      (used in) financing activities                   (2,089)   2,015     (975)
                                                      -------- -------- --------
Increase (decrease) in cash and cash equivalents          639    1,277   (1,793)

Cash and cash equivalents at beginning of year          1,423      146    1,939
                                                      -------- -------- --------
Cash and cash equivalents at end of year             $  2,062    1,423      146
                                                      ======== ======== ========

See notes to consolidated financial statements.

                     CMI CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

                     December 31, 1995, 1994, and 1993
============================================================================

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business
     -----------------------
     Since 1964, CMI Corporation and its subsidiaries (the Company) have manufactured and marketed automated equipment for the road and heavy construction industry. The Company's automated construction equipment has a wide variety of uses in the maintenance, construction, paving, and resurfacing of highways, city streets, parking lots, airport runways, tunnels, and bridges. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

     Principles of Consolidation
     ---------------------------
     The  consolidated  financial statements include the  accounts  of  CMI
     Corporation   and  its  subsidiaries.   All  significant  intercompany
     balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statement of cash flows, the Company considers unrestricted cash and cash equivalents with maturities of less than three months to be cash equivalents.

     Business and Credit Concentrations
     ----------------------------------
     The Company's customers are not concentrated in any specific geographic region, but are concentrated in the road and heavy construction business. No single customer accounted for a significant amount of the Company's sales, and there were no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. To reduce credit risk, the Company generally requires a down payment on large equipment orders, and international sales are generally secured by letters of credit.

     The Company had short-term notes receivable and sales-type lease payments due from customers included in accounts receivable of approximately $2,538,000 and $3,001,000 at December 31, 1995 and 1994,
     respectively.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     Inventories
     -----------
     Inventories are stated at the lower of cost or market, cost being determined using the first in, first out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead which are related to the purchase and production of inventories.

     Property, Plant, and Equipment
     ------------------------------
     Property, plant, and equipment, stated at cost or the present value of minimum lease payments for assets under capital leases, are depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for buildings, machinery and equipment, and other property, plant, and equipment range from 3 to 33, 1 to 30, and 1 to 20 years, respectively. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

     Other Assets
     ------------
     Other  assets  include  loan acquisition costs  and  other  intangible
     assets.   Loan acquisition costs are being amortized over the life  of the related loan agreement.

     Revenue Recognition
     -------------------
     Revenue is recognized when sales transactions are completed, which is when products are shipped or title has transferred to the customer.

     Income Taxes
     ------------
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     Earnings Per Common Share
     -------------------------
     Earnings per common share amounts are computed by dividing net earnings less redeemable preferred stock dividends and accretion of the difference between the ultimate redemption value and the initial carrying value of redeemable preferred stock, by the weighted average outstanding number of common shares and common share equivalents. Common share equivalents are not considered in the computation of per share amounts if their effect is anti-dilutive.

     Use of Estimates
     ----------------
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and redeemable preferred stock approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables, notes payable, and long-term debt approximates fair value as the effective rates for these instruments are comparable to market rates at year-end.

     Reclassifications
     -----------------
     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1995 presentation.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

(2)  Long-Term Debt and Notes Payable to Related Parties
     ---------------------------------------------------
     Long-term debt and notes payable at December 31 are summarized as follows (in thousands):

                                                                 1995      1994
                                                                 ----      ----
     Prime plus 1.5% (10.0% at December 31, 1995 and 1994)
     revolving credit note, collateralized by a first
     security interest in substantially all assets of
     the Company, due December 1997                           $10,530     7,682

     Prime plus 1.5% (10.0% at December 31, 1995 and 1994)
     term note, collateralized by a first security interest
     in substantially all assets of the Company, due
     December 1997                                              3,996     4,800

     4.4% to 8.25% (8.1% weighted average rate) fixed
     rate bonds, collateralized by a first security interest
     in certain real property, due September 2010               4,445     4,600

     Prime plus 2.0% (10.5% at December 31, 1995 and 1994)
     unsecured note, due July 2006                              3,050     3,335

     Obligations under a fleet financing agreement due
     through 1998, with interest at prime, collateralized
     by certain equipment under lease contracts                 3,097     2,831

     Notes payable to related parties                               -     1,970

     Lease-purchase obligations and notes payable due
     through 1999, with interest from 8% to 16%,
     collateralized by certain equipment                          313       695
                                                               -------   -------
                                                               25,431    25,913
     Less current maturities of long-term debt                 (2,340)   (2,252)

     Less current maturities of notes payable to related
     parties                                                        -    (1,970)
                                                               -------   -------
                                                              $23,091    21,691
                                                               =======   =======

                     CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
============================================================================

     In 1994, the Company amended its credit agreement with its primary lender. Terms of the amended credit agreement provide for a maximum credit line of $30,000,000, which consists of a $25,200,000 revolving line of credit and a $4,800,000 term loan. The term loan is payable in 34 equal monthly principal payments of $67,000 plus interest with the balance due in December 1997. Both the revolving line of credit and the term loan provide for interest at prime plus 1.5% and are due in December 1997. The agreement may be extended from year-to-year. Amounts available under the revolving line of credit are based upon and collateralized by eligible accounts receivable and inventories as defined by the credit agreement. The unused portion of the revolving line of credit was approximately $6,910,000 and $13,273,000 at December 31, 1995 and 1994, respectively.

     The Company's fleet financing agreement allows the Company to borrow 100 percent of the net sales price of specific equipment under lease contracts. The terms of the individual borrowings under the financing agreement are consistent with the lease contracts and generally range from three months to three years. Borrowings under the fleet financing agreement are secured by the specific equipment.

     Certain debt agreements contain restrictions on working capital, net worth, and other restrictive covenants. At December 31, 1995, the Company was in compliance with these covenants.

     In January 1993, the Company entered into separate loan agreements with Recovery Equity Investors, L.P. (REI), a shareholder, and Mr. Larry Hartzog, a shareholder and member of the Company's board of directors, to borrow $1,970,000 at a fixed interest rate of 9 percent, due in July 1995. In July 1995, the $1,970,000 was paid in accordance with the loan agreements. The loan agreements also included the issuance of stock purchase warrants entitling REI and Mr. Hartzog to purchase up to 600,000 aggregate shares of the Company's Class A Common Stock at an exercise price of $3.75 per share, subject to certain adjustments. At the date of the loan agreement, the closing price of the Company's Class A Common Stock was $3.50. The lenders paid $50,000 for the stock purchase warrants. The Company allocated the total proceeds from the debt and the stock purchase warrants based on their book values which were determined to be their respective fair values. Exercise of the stock purchase warrants is subject to certain vesting provisions.

                     CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
============================================================================

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1995, are as follows (in thousands):

                    1996                                  $ 2,340
                    1997                                   15,445
                    1998                                    1,212
                    1999                                      424
                    2000                                      460
                    Thereafter                              5,550
                                                           ------
                                                          $25,431
                                                           ======
(3)  Redeemable Preferred Stock
     --------------------------
     In connection with a 1985 acquisition, the Company issued 4,800 shares of 7% Series B Preferred Stock with a $4,800,000 redemption value. The preferred stock accrues dividends at the rate of $70 per share per year. The cumulative dividends are payable each January and July and must be fully paid or declared with funds set aside for payment before any dividend can be declared or paid on any other class of the Company's stock. The preferred stock carries a redemption price of $1,000 per share. The Company redeemed 300 shares of its redeemable preferred stock in 1988. The Company did not redeem 750 shares in each of the years 1990 through 1994 and did not redeem 500 shares in 1989 for a total of $4,250,000. The Company made dividend payments of $157,500 in July 1994 and January 1995. Accrued cumulative dividends were $1,417,500 ($315 per share) at December 31, 1994. In 1995, 250 shares of the preferred stock were scheduled for redemption. Terms of the preferred stock agreement provide that if two consecutive dividend payments or redemptions are not made, the Company's Board of Directors may be increased by one and the preferred stockholder shall have the exclusive right to elect an individual to fill such newly created directorship. These special voting rights will continue until the dividend payments and redemptions are made. The preferred stockholder did not exercise the special voting rights granted under the preferred stock agreement, but filed suit in November 1994 against the Company seeking (i) payment of the accumulated dividends and (ii) redemption of 4,250 shares of the preferred stock not redeemed at December 31, 1994.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     During 1995, the Company and the Preferred Stockholder entered into a Stock Purchase Agreement (the "Agreement"). The Agreement provides that the Company will purchase the 4,500 shares of preferred stock outstanding in a series of installments, with all shares to be purchased by December 31, 1996. The purchase price to be paid by the Company to the Preferred Stockholder for each share of preferred stock will be $1,000, plus all dividends accrued but unpaid on such share to and including the business day immediately preceding the applicable purchase date.

     Under terms of the Agreement, the Preferred Stockholder agreed to dismiss without prejudice all claims asserted in the lawsuit filed against the Company in November 1994. The Preferred Stockholder also agreed that, so long as the Company fulfills its obligations under the Agreement, (i) an aggregate dividend of not more than $300,000 may, at the Company's discretion, be declared and paid by the Company in each of 1995 and 1996 to holders of the Company's Voting Class A Common Stock and Voting Common Stock, $0.10 par value, and (ii) the Preferred Stockholder will not attempt to exercise its right to elect a new member to the Company's Board of Directors.

     During 1995, the Company paid $1.4 million for the redemption of 1,050 shares of preferred stock, plus accrued dividends. The Company also made semiannual dividend payments on all remaining preferred stock shares outstanding of $131,250 and $120,750 in July 1995 and January 1996, respectively. Accrued cumulative dividends were $1,087,000 on the 3,450 preferred stock shares outstanding at December 31, 1995. As of December 31, 1995 the Company was in compliance with terms of the Agreement.


(4)  Common Stock and Other Capital
     ------------------------------
     In 1991, the Company entered into an Investment Agreement with REI. Pursuant to the Investment Agreement, the Company sold REI 6,666,667 shares of common stock (subsequently Class A Common Stock) at $.75 per share. The Investment Agreement contains various covenants and restricts the Company from taking certain actions without the prior written consent of REI.

     On February 14, 1992, the Company filed an amended and restated certificate of incorporation, which authorizes 20,000 shares of common stock and 45,000,000 shares of Voting Class A Common Stock (Class A Common Stock). Additionally, the Company effected a 1-for-2,000 reverse split of the common stock and declared a stock dividend of 1,999 shares of Class A Common Stock for each whole share of common

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     stock outstanding following the reverse split. Owners of the remaining common stock could exchange each share of common stock for one share of Class A Common Stock. The exchange offer expired on April 30, 1992. At December 31, 1995, 621 shares of common stock had not been exchanged. The Class A Common Stock has certain transfer restrictions in order to prevent a change in ownership, which could limit or eliminate the Company's net operating loss carryforwards (see note 7).

     On February 3, 1987, the Company authorized and declared a dividend distribution of rights to purchase shares of common stock (the Rights), subsequently Class A Common Stock, at the rate of one Right for each share of Class A Common Stock outstanding to shareholders of record as of February 4, 1987. The Rights Agreement was amended to exclude REI and the chairman of the board and chief executive officer from the definition of an acquiring person. The Rights are exercisable upon the occurrence of certain events. In the event the Company is acquired in a merger or other business combination transaction (including one in which the Company is a surviving corporation), excluding REI and the chairman of the board and chief executive officer, it is provided that each of the Rights will entitle its holder to purchase, at the then current exercise price of the Rights, that number of shares of Class A Common Stock of the surviving company, which at the time of such transaction would have a market value of two times the exercise price of the Rights. Therefore, each of the Rights entitles the holder, until February 4, 1997, to buy one share of Class A Common Stock at an exercise price of one-half of its market value at the time of exercise. The Rights are evidenced by the Class A Common Stock certificate and are not exercisable or transferable apart from the Class A Common Stock until fifteen days after a person, excluding REI and the chairman of the board and chief executive officer, acquires 20 percent or more, or makes a tender offer for 30 percent or more, of the Class A Common Stock. The exercise price and the number of shares of Class A Common Stock issuable upon the exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights do not have any voting rights and are redeemable, at the option of the Company, at a price of $.01 per Right until fifteen days subsequent to any person or entity acquiring beneficial ownership, excluding REI and the chairman of the board and chief executive officer, of at least 20 percent of the Class A Common Stock.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     In addition, for as long as REI beneficially owns at least 1,700,000 shares of Class A Common Stock, the Company may not, without REI's consent, recommend or adopt any change to the Rights Agreement or make any declaration with respect to the Rights. The Rights expire February 4, 1997.

(5)  Stock Option Plans
     ------------------
     The  Company has established the 1992 Incentive Stock Option Plan (the
     Plan) for its employees, as approved by the shareholders. The Plan has two features: (1) stock options and (2) stock appreciation rights. The Plan is administered by the Compensation Committee of the Board of Directors. The granting of stock options and/or appreciation rights is at the sole discretion of the Compensation Committee. Board members are not allowed to participate in the Plan. A maximum of 1,000,000 stock options and/or appreciation rights may be granted under the Plan.

     The exercise price of the stock options is the market value of Class A Common Stock at the date of grant. The options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. At December 31, 1995, 500,000 options for the purchase of Class A Common Stock had been granted for which 400,000 options have an exercise price of $3.25 per share, 50,000 options have an exercise price of $6.125 per share and 50,000 options have an exercise price of $6.75 per share. At December 31, 1995, 250,000 options were exercisable.

     Stock appreciation rights may be issued with stock options or separately, at the sole discretion of the Compensation Committee. Stock appreciation rights, if granted, would be payable in shares of Class A Common Stock over the same vesting period as the stock options. At December 31, 1995, no stock appreciation rights had been granted.

     In February 1993, a member of the board of directors received options to purchase 10,000 shares of Class A Common Stock at the current market price of $4.875 per share. The options were immediately exercisable. No options had been exercised at December 31, 1995.

     In 1992, a consulting firm, of which a former board member is a director, received options for the purchase of up to 100,000 shares of Class A Common Stock for past services rendered. These options were immediately exercisable at an exercise price of $1.38 per share. The Company recorded approximately $125,000 in expense in 1992 for these options. At December 31, 1995, 15,000 options had been exercised.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

(6)  Leases
     ------
     The Company leases equipment to customers under short-term and long-term contracts. Short-term contracts generally range from three to six months. Rental income from short-term leases was approximately $2,096,000, $1,650,000, and $2,225,000, for the years ended December
     31, 1995, 1994, and 1993, respectively.

     The Company's long-term leases generally qualify as sales-type leases. The net investment in such leases is included in receivables. Future minimum lease payments to be received are approximately $1,776,000 and $762,000 in 1996 and 1997, respectively.


(7)  Income Taxes
     ------------
     Income   tax   expense  (benefit)  consisted  of  the  following   (in
     thousands):

                                          1995          1994       1993
                                          ----          ----       ----
       Current tax expense             $   616           536        312
       Deferred tax benefit             (8,800)      (10,000)         -
                                        -------      --------       ---
                                       $(8,184)       (9,464)       312
                                        =======      ========       ===

     The deferred tax benefit in 1995 and 1994 consisted of a reduction of the beginning-of-the-year valuation allowance of $12,479,000 and $14,957,000, respectively, offset by a deferred tax expense of $3,679,000 and $4,957,000, respectively.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates of 35% and 34% to pretax income from continuing operations in 1995, 1994, and 1993, respectively, as a result of the following (in thousands):

                                                   1995       1994     1993
                                                   ----       ----     ----
       Computed expected tax expense           $  3,261      4,604    2,837
       State income taxes                           380        530        -
       Reduction of valuation allowance         (12,479)   (14,957)       -
       Use of net operating loss carryforwards        -          -   (3,197)
       Other, net                                   654        359      672
                                                --------   --------  -------
                                               $ (8,184)    (9,464)     312
                                                ========   ========  =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows (in thousands):

                                                             1995      1994
                                                             ----      ----
     Net operating loss and other carryforwards           $16,932    12,782
     Income tax basis in excess of financial basis
      of solid waste disposal facility                          -     7,422
     Other, net                                             4,074     4,678
                                                           -------   -------
     Deferred tax assets                                   21,006    24,882

     Deferred tax liability (plant and equipment)          (1,538)   (1,735)
                                                           -------   -------
                                                           19,468    23,147
     Less valuation allowance                                 668    13,147
                                                           -------   -------
     Net deferred tax asset                               $18,800    10,000
                                                           =======   =======

     During 1994, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1994 to reduce current income taxes (approximately $5 million) and to recognize a deferred tax asset of $10 million at December 31, 1994. During 1995, the Company reduced the valuation allowance to recognize a deferred tax asset of $18.8 million at December 31, 1995. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $45 million to $50 million in future years. The estimated taxable loss for 1995 was approximately $10 million. This differs from earnings before income taxes as a result of

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     realizing a loss on the sale of CMI Energy Conversion Systems, Inc. (CMI Energy) for tax purposes. The loss was recognized for financial reporting purposes in prior years when the assets of CMI Energy were reduced to estimated realizable value. Estimated taxable income for 1994 before utilization of net operating loss carryforwards was approximately $13 million.

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $18,800,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $700,000 is maintained against deferred tax assets which the Company has not determined to be more likely than not realizable at this time.

     At  December  31,  1995,  the Company has a  tax  net  operating  loss carryforward of approximately $34,237,000 for federal income tax purposes. Such carryforwards, which may provide future tax benefits, expire as follows: $5,727,000 in 1999, $186,000 in 2001, $4,932,000 in  2004,  $8,272,000 in 2005, $4,810,000 in 2006, and $10,310,000  in
     2010. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year (see note 4).

(8)  Export Sales
     ------------
     The Company had export sales of approximately $16.7 million, $23.8 million, and $16.6 million in 1995, 1994, and 1993, respectively. These sales were made through foreign dealers and representatives. A significant portion of these sales were made in Asia, Australia, Europe, and North and Central America, excluding the United States.

(9)  Supplemental Quarterly Financial Information (unaudited)
     --------------------------------------------------------
     Following is a summary of the unaudited interim results of operations for the year ended December 31, 1995 (in thousands, except share data):

                                                    1995
                              -----------------------------------------------
                                First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter     Total
                              -------   -------   -------   -------     -----
     Net revenues             $32,671    43,604    30,923    23,380   130,578
     Net earnings(loss)       $ 2,372    14,804       878      (553)   17,501
     Net earnings(loss)
      per common and common
      equivalent share        $   .11       .71       .04      (.04)      .82

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

                                                   1994
                              -----------------------------------------------
                                First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter     Total
                              -------   -------   -------   -------     -----
     Net revenues             $27,863    48,165    27,291    24,686   128,005
     Net earnings(loss)       $ 2,218    18,337     1,758       305    22,618
     Net earnings(loss)
      per common and common
      equivalent share        $   .11       .87       .08       .01      1.07

(10) Supplemental Cash Flow Information
     ----------------------------------
     Cash   paid  for  interest  amounted  to  approximately:   $3,166,000,
     $2,730,000, and $2,503,000 in 1995, 1994, and 1993, respectively.

     Cash paid for income taxes amounted to approximately: $277,000 and $439,000 in 1995 and 1994, respectively.

     Supplemental schedule of noncash investing and financing activities are as follows:

     - Accretion of discount on preferred stock was $10,000, $31,000, and $56,000 in 1995, 1994, and 1993, respectively. In 1993, dividends on preferred stock of $315,000 were accrued but not paid. Dividends of $321,000 and $158,000 were accrued and paid in 1995 and 1994, respectively.

     - During 1994, $149,000 of lease assets and obligations were capitalized.

(11) Commitments and Contingencies
     -----------------------------
     The Company and its subsidiaries are parties to various leases relating to plants, warehouses, office facilities, transportation vehicles, and certain other equipment. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. It is expected that in the normal course of business, the majority of the leases will be renewed or replaced by other leases. Leases do not provide for dividend restrictions, debt, or future leasing arrangements. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $460,000 in 1995, $457,000 in 1994, and $438,000 in 1993.

                     CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

     Minimum rental commitments under all noncancellable leases for each year subsequent to December 31, 1995, are approximately as follows:
     $263,000  in 1996, $207,000 in 1997, $38,000 in 1998, and  $29,000  in
     1999.

     At December 31, 1995, the Company was contingently liable for outstanding letters of credit in the amount of approximately $82,000. The Company is also contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3,615,000 through December 2002.

(12) Litigation
     ----------
     In prior years, the Company was party to certain patent litigation. During 1994, the judgments granted to the Company by United States District Courts were reversed by the United States Court of Appeals
     (Appeals Court). The Company petitioned the United States Supreme Court to hear the cases and was denied a hearing. Additionally, during 1994, the Appeals Court upheld a judgment against the Company and required the Company to pay approximately $1.3 million to the plaintiff.

     On November 22, 1995, certain attorneys, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois, seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs. The Company has filed counterclaims against the law firm for negligence and legal malpractice. The Company seeks an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages, prejudgment interest and other costs, and is seeking removal of the case to the United States
     District  Court  for  the  Northern  District  of  Illinois,   Eastern
     Division.

     There are numerous other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings, including the case above, will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

                        CMI CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
============================================================================

(13) CMI Energy Conversion Systems, Inc.
     -----------------------------------
     In 1983, a subsidiary of the Company, CMI Energy, indefinitely suspended construction of a solid waste disposal facility (the Project). In connection with the Project, the Company contracted with the City of Oklahoma City (the City) to receive municipal solid waste. In 1995, the Company sold the assets of CMI Energy for cash and a five year note bearing interest at eight percent. As a result of the sale, a letter of credit in the amount of $675,000 held by the City, securing the Company's performance under the solid waste delivery contract, was released. CMI Energy did not materially affect the Company's results of operations in 1995, 1994, or 1993.

(14) Related Party Transactions
     --------------------------
     In prior years, the Company leased certain equipment and real property from a partnership, 80% of which was owned by the chairman of the board and chief executive officer of the Company, and 20% of which was owned by his father. Total payments made on the lease were approximately $94,000 and $279,000 in 1994 and 1993, respectively. No amounts were paid to the partnership in 1995.

     From time to time during 1983 to 1985, the chairman of the board and chief executive officer of the Company loaned CMI Energy approximately $651,000. CMI Energy has repaid the principal amount of the loans. However, at December 31, 1995, interest on the loans of approximately $260,000 was accrued.

(15) Employee Benefit Plan
     ---------------------
     The Company has a defined contribution plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. At the discretion of the Board of Directors, the Company matches certain contributions made by eligible employees. Discretionary matching contributions of approximately $128,000, $104,000, and $78,000 were made in 1995, 1994, and 1993, respectively.

CMI CORPORATION
FORM 10-K
December 31, 1995
============================================================================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
           ----------------------------------------------------------------
           None.

                                 PART III

In accordance with the provisions of General Instruction G(3), Items 10, 11, 12, and 13 are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1996.

                                  PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K
           ----------------------------------------------------------------
(a) Consolidated Financial Statements and Consolidated Financial Statement Schedule
     ----------------------------------------------------------------------
1.   Consolidated Financial Statements:
     ----------------------------------
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule at Item 8 on Page 24 of this Form 10-K.

2.   Consolidated Financial Statement Schedule:
     ------------------------------------------
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule at Item 8 on Page 24 of this Form 10-K.

3.   Exhibits
     --------
     (Numbered in accordance with Regulation S-K Item 601)

                                                       Page Number or
Exhibit                                               Incorporation by
Number  Description                                     Reference to
------- ---------------------------------------     ----------------------
 (3i)   Amended and Restated Certificate            Exhibit 2 on Form 8-K,
        of Incorporation                            dated February 18,
                                                    1992; and Exhibit (3i)
                                                    on Form 10-Q dated
                                                    August 14, 1995

CMI CORPORATION
FORM 10-K
December 31, 1995
============================================================================

                                                        Page Number or
Exhibit                                                Incorporation by
Number  Description                                      Reference to
------- ---------------------------------------     ----------------------
 (3ii)  Amended and Restated By-Laws                Exhibit 6 on Form 8-K,
                                                    dated August 26, 1991

 (4)    The registrant, by signing this report,
        agrees to furnish the Securities and
        Exchange Commission, upon its request,
        a copy of any instrument which defines
        the right of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

 (10)   Separate loan and warrant agreements with   Exhibit 1 of the 1992
        REI and Larry Hartzog.                      Form 10-K dated March
                                                    8, 1993

 (10)   Stock Purchase Agreement                    Exhibit 10 on Form
                                                    10-Q dated May 2,
                                                    1995.

 (11)   Computation of earnings per share           Exhibit 11 of this
                                                    Form 10-K

 (21)   Subsidiaries of the Registrant:

                                                    Place of Incorporation
                      Name                          or Organization
                      ----                          ----------------------
        CMI Limited Partnership                     Oklahoma
        CMI Sales Co.                               Oklahoma
        Product Support, Inc.                       Oklahoma
        Machinery Investment Corporation            Oklahoma
        CMI International (U.K.), Ltd.              England
        CMI Energy Conversion Systems, Inc.         Oklahoma
        CMI OIL Corporation                         Oklahoma
        CMI Dakota Co.                              South Dakota
        Transport Trailer Manufacturing Company     Oklahoma

CMI CORPORATION
FORM 10-K
December 31, 1995
============================================================================

                                                        Page Number or
Exhibit                                                Incorporation by
Number  Description                                      Reference to
------- ---------------------------------------     ----------------------
 (23)   Consents of Independent Auditors            Exhibits 23.1,23.2,and
                                                    23.3 of this Form 10-K

 (27)   Financial Data Schedule                     Exhibit 27 on this
                                                    Form 10-K

(b)  Reports on Form 8-K
     -------------------
     No report on Form 8-K was filed during the fourth quarter of 1995.

                                                                Schedule II
                                                                -----------
                     CMI CORPORATION AND SUBSIDIARIES

              Consolidated Valuation and Qualifying Accounts

               Years ended December 31, 1995, 1994, and 1993
============================================================================

                                             Additions
                                 Balance at  Charged to               Balance at
                                 Beginning    Cost and   Deductions       End
     Description                  of Year     Expenses      (1)         of Year
     -----------                 ----------  ----------  ----------   ----------
Allowance for doubtful accounts:

 December 31, 1995                  $602         134        145           591
                                     ===         ===        ===           ===
 December 31, 1994                  $483         289        170           602
                                     ===         ===        ===           ===
 December 31, 1993                  $382         434        333           483
                                     ===         ===        ===           ===

(1)  Write-off of uncollected accounts and other deductions.

CMI CORPORATION
FORM 10-K
December 31, 1995
============================================================================

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)
CMI CORPORATION

By:  /s/ Bill Swisher                             Dated:    March 4, 1996
     ------------------------------                     --------------------
     Bill Swisher
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ David I. Anderson                        Dated:    March 4, 1996
     ------------------------------                     --------------------
     David I. Anderson
     Director

By:  /s/ Ralph P. Cordes                          Dated:    March 4, 1996
     ------------------------------                     --------------------
     Ralph P. Cordes
     Senior Vice President, Operations

By:  /s/ Joseph J. Finn-Egan                      Dated:    March 4, 1996
     ------------------------------                     --------------------
     Joseph J. Finn-Egan
     Director

By:  /s/ Larry D. Hartzog                         Dated:    March 4, 1996
     ------------------------------                     --------------------
     Larry D. Hartzog
     Director

By:  /s/ Jim D. Holland                           Dated:    March 4, 1996
     ------------------------------                     --------------------
     Jim D. Holland
     Senior Vice President, Treasurer
     and Chief Financial Officer

By:  /s/ Jeffrey A. Lipkin                        Dated:    March 4, 1996
     ------------------------------                     --------------------
     Jeffrey A. Lipkin
     Director

By:  /s/ Thomas P. Stafford                       Dated:    March 4, 1996
     ------------------------------                     --------------------
     Thomas P. Stafford
     Director

By:  /s/ Ken Stephens                             Dated:    March 4, 1996
     ------------------------------                     --------------------
     Ken Stephens
     Controller

By:  /s/ Bill Swisher                             Dated:    March 4, 1996
     ------------------------------                     --------------------
     Bill Swisher
     Chairman of the Board
                                    52