Form 10-Q
period 1996-03-31
CMI CORP
filed 1996-05-10
CIK 21157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant To Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 1996     Commission file number 1-5951



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

Yes  X   No
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10
and Voting Common Stock Par Value $.10                        20,382,004
- ------------------------------------------          ----------------------------
          (Title of each class)                     (Outstanding at May 2, 1996)



                                    -1 of 12-

                                 CMI CORPORATION
                                      Index



                                                                      Page
                                                                      ----
PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            March 31, 1996, December 31, 1995 and
            March 31, 1995                                              3

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                  4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995                  5

          Notes to Condensed Consolidated Financial Statements        6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations            9-10


PART II.  Other Information

          Item 1. Legal Proceedings                                    11

          Item 2. Changes in Securities                                11

          Item 3. Defaults Upon Senior Securities                      11

          Item 4. Submission of Matters to a Vote of                   11
                  Security Holders

          Item 5. Other Information                                    11

          Item 6. Exhibits and Reports on Form 8-K                     11

Signatures                                                             12


                                    -2 of 12-

                         PART I - FINANCIAL INFORMATION

                        CMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                          March 31    December 31    March 31
                                            1996          1995         1995
                                         (Unaudited)       *       (Unaudited)
                                         -----------  -----------  -----------
Current assets:
 Cash & cash equivalents                    $  1,589        2,062       1,407
 Cash equivalents - restricted                   150          150         825
 Receivables, net                             15,382       11,731      20,232
 Inventories
  Finished equipment                          30,883       31,717      23,375
  Work-in-process                              8,229        7,629       7,527
  Raw materials & parts                       24,411       23,753      22,092
                                             -------      -------      ------
     Total inventories                        63,523       63,099      52,994
 Other                                           444          389          81
 Deferred tax asset                            7,510        9,000       9,200
                                             -------      -------      ------
     Total current assets                     88,598       86,431      84,739

Property, plant & equipment                   46,303       45,904      44,932
Less accumulated depreciation                 35,104       34,671      33,629
                                             -------      -------      ------
 Net property, plant & equipment              11,199       11,233      11,303

Long-term receivables                            662        1,135         920
Deferred tax assets                            9,800        9,800         800
Other assets                                     584          620         692
                                             -------      -------      ------
                                            $110,843      109,219      98,454
                                             =======      =======      ======
Current liabilities:
 Current portion of long-term debt          $  2,433        2,340       4,457
 Accounts payable                             12,633       11,417      11,077
 Accrued liabilities                           7,579        8,435       6,794
                                             -------      -------      ------
     Total current liabilities                22,645       22,192      22,328

Long-term debt                                22,288       23,091      25,854

Redeemable preferred stock                     4,537        4,537       5,911

Common shares & other capital:
 Voting Class A common stock & common stock    2,038        2,038       2,036
 Other capital                                59,335       57,361      42,325
                                             -------      -------      ------
     Total common shares & other capital      61,373       59,399      44,361
                                             -------      -------      ------
                                            $110,843      109,219      98,454
                                             =======      =======      ======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                                    -3 of 12-

                        CMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                           1996      1995
                                                        -------    ------

Net revenues                                            $36,493    32,671
                                                         ------    ------
Costs and expenses:
  Cost of revenues                                       25,202    22,799
  Marketing and administrative                            5,677     5,289
  Engineering and product development                     1,630     1,440
  Interest expense                                          799       746
  Interest income                                          (154)      (62)
  Other expense (income), net                                14        (4)
                                                         ------    ------
                                                         33,168    30,208
                                                         ------    ------
Earnings before income taxes                              3,325     2,463

Income tax expense (Note 6)                               1,230        91
                                                         ------    ------
Net earnings                                            $ 2,095     2,372
                                                         ======    ======
Net earnings per common share and
  common share equivalents (Note 3)                     $   .10       .11
                                                         ------    ------
Average outstanding common shares and
  common share equivalents                               20,772    20,919
                                                         ======    ======

See notes to condensed consolidated financial statements.



                                    -4 of 12-

                        CMI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                          Three Months Ended
                                                               March 31
                                                          ------------------
                                                                1996    1995
                                                                ----    ----
OPERATING ACTIVITIES
 Net earnings                                                 $2,095   2,372
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation                                                   532     425
  Amortization                                                    10      18
  Loss(gain) on sale of assets                                    14      (4)
  Change in assets and liabilities:
     Increase in accounts receivable                          (3,651) (3,006)
     Increase in inventory                                      (424) (5,430)
     Decrease (increase) in other current assets                 (55)    118
     Increase in accounts payable                              1,216   2,945
     Decrease in accrued liabilities                            (856)   (864)
     Decrease in deferred tax asset                            1,490       -
     Decrease (increase) in long-term receivables                473    (269)
     Decrease (increase) in other non-current assets              26      (7)
                                                               -----   -----
 Net cash provided by (used in) operating activities             870  (3,702)
                                                               -----   -----
INVESTING ACTIVITIES
 Proceeds from sale of assets                                      6      28
 Capital expenditures                                           (518)   (599)
                                                               -----   -----
 Net cash used in investing activities                          (512)   (571)
                                                               -----   -----
FINANCING ACTIVITIES
 Payments on long-term debt                                     (639)   (158)
 Net borrowings on revolving credit note                         232   4,432
 Net borrowings (payments) on fleet financing agreement         (303)    124
 Dividends on preferred stock                                   (121)   (157)
 Stock options exercised                                           -      16
                                                               -----   -----
 Net cash provided by (used in) financing activities            (831)  4,257
                                                               -----   -----
Decrease in cash and cash equivalents                           (473)    (16)

Cash and cash equivalents at beginning of year                 2,062   1,423
                                                               -----   -----
Cash and cash equivalents at end of period                    $1,589   1,407
                                                               =====   =====

See notes to condensed consolidated financial statements.




                                    -5 of 12-

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)    The   interim  condensed  consolidated  financial  information  has  been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. The financial information as of March 31, 1996 and 1995 and for the interim periods ended March 31, 1996 and 1995 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The company is in a very seasonal business, whereas normally at least 60 percent of the company's revenues occur in the first six months of each calendar year.

(3) Earnings per share amounts are computed by dividing the net earnings less redeemable preferred stock dividends and accretion of the difference between the ultimate redemption value and the initial carrying value of redeemable preferred stock for the period, by the weighted average outstanding common shares and common share equivalents for the period. Common share equivalents are not considered in the computation of per share amounts if their effect is anti-dilutive.

(4) Certain reclassifications have been made to the prior interim period to conform to the 1996 presentation.

(5) There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year.


                                    -6 of 12-

(6) Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), the benefit of tax deductions and credits not utilized by the company in the past is reflected as an asset only to the extent the company assesses that future operations will "more likely than not" be sufficient to realize such benefits.

       The company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $17,310,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $700,000 is maintained against deferred tax assets which the company has not determined to be more likely than not realizable at this time. The company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

       At   March  31,  1996,   the  tax  effect  of  the  net  operating   loss
       carryforwards and temporary differences created a deferred tax asset as follows (in thousands):

                                                        Current    Non-current
                                                        -------    -----------

       Net operating loss & other carryfowards           $3,436         12,006
       Other net deductible temporary differences         4,074          1,538
                                                          -----         ------
           Deferred tax assets                            7,510         10,468

           Less valuation allowance                         -              668
                                                          -----         ------
       Net deferred tax asset                            $7,510          9,800
                                                          =====         ======

(7)    Commitments and Contingencies
       -----------------------------

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

       At  March 31, 1996, the company was contingently liable as guarantor  for
       certain   accounts   receivable  sold  with  recourse  of   approximately
       $3,615,000 through December 2002.



                                    -7 of 12-

(8)    Litigation
       ----------

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




                                    -8 of 12-

                                 CMI CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Net revenues for the three months ended March 31, 1996 increased 12 percent to $36,493,000 from $32,671,000 for the comparable three months ended in 1995. Earnings before income taxes increased 35 percent to $3,325,000 from $2,463,000 last year. Net earnings after income taxes for the three months ended March 31, 1996 were $2,095,000, or 10 cents per share compared to $2,372,000, or 11 cents per share for the comparable three months in 1995. The company's effective tax rate for 1996 was 37 percent compared to 4 percent in 1995. The first quarter of 1995 benefited from tax loss carryforwards of approximately 4 cents per share.

Net revenue growth of $3,822,000 for the first quarter of 1996 compared to the first quarter of 1995 was due to both strong domestic and international demand. Net revenues in the domestic and international markets for the first quarter of 1996 compared to the first quarter of 1995, increased 8 percent and 70 percent, respectively. Shipments of road reclaimers, pavement profiling equipment and hot mix asphalt production plants were the leading sources of revenue as the company's pavement restoration equipment continued to enjoy widespread market preference.

Gross margin, as a percent of net revenues, increased to 31 percent in 1996 compared to 30 percent in 1995 for the three months ended March 31. The increase in the gross margin is primarily the result of decreased material costs, productivity improvements, and a change in the mix of products sold in first quarter of 1996 as opposed to 1995.

Marketing and administrative expenses increased $388,000 in the first quarter of 1996 compared to the first quarter of 1995. This increase is due to the company's continued aggressive market strategy which included customer demonstrations for new and existing products, continued participation in industry trade shows, and an increased sales force for both domestic and foreign locations. During the first quarter of 1996, the company participated in CONEXPO-Con/Agg, a major industry equipment show held every three years in Las Vegas, Nevada. The company had the largest booth at the show exhibiting 31 machines in a 31,000 square-foot display. Marketing and administrative expenses as a percentage of net revenues for the three months ended March 31 remained consistent at 16 percent in 1996 and 1995.

Engineering and product development expenses increased $190,000 in the first quarter of 1996 compared to the first quarter of 1995. Engineering and product development expenses as a percent of net revenues for the three months ended March 31 remained consistent at 4 percent for 1996 and 1995. The company continues to be committed to product development. During the CONEXPO-Con/Agg trade show, the company introduced many new products, including a new line of metric hot mix asphalt production plants, three new pavement profiling machines, and several lines of concrete slipform paving machines.

Interest expense increased to $799,000 in 1996 from $746,000 in 1995 for the three months ended March 31, due to increased debt levels during the period.

                                    -9 of 12-

Liquidity and Capital Resources
- -------------------------------

The  company's  working  capital at March 31, 1996 was $65,953,000  compared  to
$62,411,000 at March 31, 1995, an increase of $3,542,000. The increase in working capital is primarily due to an increase in inventories of $10,529,000, a decrease in receivables of $4,850,000 and a decrease in current deferred tax assets of $1,690,000. The current ratio at March 31, 1996 was 3.91-to-1 compared to 3.80-to-1 at the same time last year.

Cash provided by operating activities for the three months ended March 31, 1996 was $870,000 compared to cash used of $3,702,000 for the three months ended March 31, 1995. During the first quarter of 1996, the company was able to maintain a consistent inventory level and improve their cash collections which provided for a continued strong liquidity position. Cash provided by financing activities during the first quarter of 1995 was utilized, in part, to fund increases in inventory during that period. The increased funding during the first quarter of 1995 was made available through the credit loan agreement with its primary lender.

Capital expenditures are budgeted at $3 million for 1996 and will be financed using internally generated funds and leasing programs. These capital expenditures will be used to continue improving the Company's manufacturing and product support efficiencies. Capital expenditures for the three months ending March 31, 1996 were $518,000 compared to $599,000 for the three months ending March 31, 1995.

The company's revolving credit loan agreement with its primary lender has been in place since 1991. Terms of the credit loan agreement provide for a maximum credit line of $30,000,000. The amount outstanding at March 31, 1996 was $14,758,000 with $804,000 reflected as current portion of long-term debt and the remainder reflected as long-term debt. The due date of this credit loan agreement is December 1997. Other long-term debts have maturity dates ranging from August 1997 to September 2010 and are expected to be paid or refinanced when due.

Income Taxes
- ------------

Under the provisions of Statement 109, the benefits of future tax deductions and credits not utilized by the company in the past are reflected as an asset to the extent the company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending March 31, 1996, the company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the company has determined it is "more likely than not" that the $17,310,000 of future tax deductions and credits will be utilized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $45 million to $48 million in future years.


                                   -10 of 12-

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       11   Statement re Computation of Per Share Earnings
       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 1996.




                                   -11 of 12-

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 2, 1996            /s/Jim D. Holland
      -----------------         ----------------------------------------
                                Jim D. Holland
                                Senior Vice President,
                                Chief Financial Officer & Treasurer



                                   -12 of 12-