Form 10-Q
period 1996-06-30
CMI CORP
filed 1996-08-05
CIK 21157

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the quarterly period ended June 30, 1996       Commission file number 1-5951



                              CMI CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Oklahoma                                  73-0519810
- ----------------------------------          ------------------------------------
     (State  of Incorporation)              (I.R.S. Employer Identification No.)



   I-40 & Morgan Road, P.O. Box 1985
        Oklahoma City, Oklahoma                          73101
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10 and
Voting Common Stock Par Value $.10                       20,468,004
- ----------------------------------------------    ------------------------------
           (Title of each class)                  (Outstanding at July 31, 1996)


                              -1 of 12-

                           CMI CORPORATION
                                Index



                                                                 Page
                                                                 ----
PART I. Financial Information

          Condensed Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995 and
            June 30, 1995                                           3

          Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 1996
            and 1995                                                4

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                 5

          Notes to Condensed Consolidated Financial
            Statements                                              6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8


PART II. Other Information

          Item 1. Legal Proceedings                                10

          Item 2. Changes in Securities                            10

          Item 3. Defaults Upon Senior Securities                  10

          Item 4. Submission of Matters to a Vote of               11
                  Security Holders

          Item 5. Other Information                                11

          Item 6. Exhibits and Reports on Form 8-K                 11

          Signatures                                               12


                              -2 of 12-

                      PART I - FINANCIAL INFORMATION

                     CMI CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                            (In thousands)

                                            June 30     December 31    June 30
                                             1996          1995          1995
                                          -----------   -----------  -----------
                                          (Unaudited)       *        (Unaudited)

 Current assets:
  Cash & cash equivalents                  $  1,626         2,062       1,509
  Cash equivalents - restricted                 150           150         825
  Receivables, net of valuation allowance    13,222        11,731      17,154
  Inventories
   Finished equipment                        29,807        31,717      22,842
   Work-in-process                            8,434         7,629       7,957
   Raw materials & parts                     23,783        23,753      22,988
                                            -------       -------     -------
                                             62,024        63,099      53,787

  Other current assets                          391           389         352
  Deferred tax asset                          6,480         9,000       9,000
                                            -------       -------     -------
    Total current assets                     83,893        86,431      82,627

 Property, plant & equipment                 46,828        45,904      45,523
 Less accumulated depreciation               35,623        34,671      34,091
                                            -------       -------     -------
  Net property, plant & equipment            11,205        11,233      11,432

 Long-term receivables                          629         1,135         643
 Deferred tax asset                           9,800         9,800       9,800
 Other assets                                   547           620         672
                                            -------       -------     -------
                                           $106,074       109,219     105,174
                                            =======       =======     =======
 Current liabilities:
  Current portion of long-term debt        $  3,168         2,340       5,311
  Accounts payable                           10,783        11,417      12,209
  Accrued liabilities                         6,843         8,435       6,548
                                            -------       -------     -------
    Total current liabilities                20,794        22,192      24,068

 Long-term debt                              17,466        23,091      17,040

 Redeemable preferred stock                   4,537         4,537       4,903

 Common shares & other capital:
  Voting Class A common stock & common
    stock                                     2,047         2,038       2,036
  Other capital                              61,230        57,361      57,127
                                            -------       -------     -------
    Total common shares & other capital      63,277        59,399      59,163
                                            -------       -------     -------
                                           $106,074       109,219     105,174
                                            =======       =======     =======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                                -3 of 12-

                     CMI CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                    (In thousands, except share data)

                                         Three Months Ended     Six Months Ended
                                              June 30               June 30
                                         ------------------     ----------------
                                           1996       1995       1996       1995
                                           ----       ----       ----       ----

Net revenues                             $38,758    43,604      75,251   76,275
                                          -------   -------     -------  -------

Costs and expenses:
  Cost of revenues                        27,821    30,439      53,023   53,238
  Marketing and
    administrative                         6,157     4,818      11,834   10,107
  Engineering and
    product development                    1,431     1,592       3,061    3,032
  Interest expense                           593       715       1,392    1,461
  Interest income                            (97)     (120)       (251)    (182)
  Other expense (income), net                 (3)     (110)         11     (114)
                                          -------   -------     -------  -------
                                          35,902    37,334      69,070   67,542
                                          -------   -------     -------  -------

Earnings before income taxes               2,856     6,270       6,181    8,733


Income tax expense (benefit) (Note 6)      1,072    (8,534)      2,302   (8,443)
                                          -------   -------     -------  -------

Net earnings                             $ 1,784    14,804       3,879   17,176
                                          =======   =======     =======  =======
Net earnings per common share and
  common share equivalent (Note 3)       $   .09       .71         .18      .81
                                          =======   =======     =======  =======
Average outstanding shares and common
  share equivalents                       20,812    20,928      20,793   20,919
                                          =======   =======     =======  =======


See notes to condensed consolidated financial statements.


                               -4 of 12-

                    CMI CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                                                Six Months Ended
                                                                    June 30
                                                                ----------------
                                                                1996     1995
                                                                ----     ----

OPERATING ACTIVITIES
 Net earnings                                                  $ 3,879   17,176
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
 Depreciation                                                    1,068      891
 Amortization                                                       20       35
 Decrease (increase) in deferred tax expense (benefit)           2,520   (8,800)
 Loss (gain) on sale of assets                                      11     (114)
 Change in assets and liabilities:
   Decrease (increase) in accounts receivable                   (1,491)      72
   Decrease (increase) in inventory                              1,075   (6,223)
   Increase in other current assets                                 (2)    (153)
   Increase (decrease) in accounts payable                        (634)   4,077
   Decrease in accrued liabilities                              (1,592)  (1,110)
   Decrease in long-term receivables                               506        8
   Decrease (increase) in other, non-current assets                 54       (4)
                                                                -------  -------
 Net cash provided by operating activities                       5,414    5,855
                                                                -------  -------
INVESTING ACTIVITIES
 Proceeds from sale of assets                                        9      184
 Capital expenditures                                           (1,061)  (1,240)
                                                                -------  -------
 Net cash used in investing activities                          (1,052)  (1,056)
                                                                -------  -------
FINANCING ACTIVITIES
 Payments on long-term debt                                       (790)    (373)
 Net payments on revolving credit note                          (5,746)  (4,751)
 Net borrowings on fleet financing agreement                     1,739    1,562
 Dividends on preferred stock                                     (121)    (417)
 Redemption of preferred stock                                       0     (750)
 Stock options exercised                                           120       16
                                                                -------  -------
 Net cash used in financing activities                          (4,798)  (4,713)
                                                                -------  -------
Increase (decrease) in cash and cash equivalents                  (436)      86

Cash and cash equivalents at beginning of year                   2,062    1,423
                                                                -------  -------
Cash and cash equivalents at end of period                     $ 1,626    1,509
                                                                =======  =======

See notes to condensed consolidated financial statements.

                               -5 of 12-

                    CMI CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of June 30,
     1996 and 1995 and for the interim periods ended June 30, 1996 and 1995 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of financial position and the operating results for the interim periods.

(2) The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The Company is in a very seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

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

(4) Certain reclassifications have been made to the prior interim periods to conform to the 1996 presentations.

(5) There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year.

(6) Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), the benefit of tax deductions and credits not utilized by the Company in the past is reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits.

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards of future tax benefits and has determined that it is "more likely than not" that the $16,280,000 of deferred tax assets will be utilized. The remaining valuation allowance of approximately $700,000 is maintained against deferred tax assets which the Company has not determined to be "more likely than not" realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $42 million to $45 million in future years.

                               -6 of 12-

     At June 30, 1996, the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                      Current   Non-Current
                                                      -------   -----------

         Tax operating loss & other carryforwards      $2,406        12,006
         Other temporary differences                    4,074        (1,538)
                                                        -----        -------
            Deferred tax assets                         6,480        10,468

            Less valuation allowance                        -           668
                                                        -----        -------
         Net deferred tax asset                        $6,480         9,800
                                                        =====        =======

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

     At June 30, 1996, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $2,933,000 through May 2006.

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


                               -7 of 12-

                            CMI CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
The Company earned $1,784,000, or nine cents per share, for the three months ended June 30, 1996, compared to $14,804,000, or 71 cents per share, for the comparable three months ended June 30, 1995. Net earnings for the three months ended June 30, 1995 benefited from a lower effective tax rate and included $8,800,000, or 42 cents per share, for previously unrecognized tax benefits related to Statement
109. Had the 1995 quarter been fully taxed, the comparison would be nine cents per share for 1996 compared to 18 cents per share for 1995.

Revenues for the three months ended June 30, 1996 totaled $38,758,000, down from $43,604,000 for the comparable three months ended June 30, 1995.

For the first six months of 1996, revenues totaled $75,251,000 compared to $76,275,000 in 1995. Net earnings were $3,879,000, or 18 cents per share, compared with $17,176,000, or 81 cents per share in 1995. Net earnings for the six months ended June 30, 1995 benefited from a lower effective tax rate and included $8,800,000, or 42 cents per share, for previously unrecognized tax benefits related to Statement 109. Had the first six months of 1995 been fully taxed, the comparison would be 18 cents per share for 1996 compared to 25 cents per share for 1995.

The Company experienced an unprecedented level of shipping delays to both domestic and foreign customers during the three months ended June 30, 1996. Although these delays reduced revenues and earnings for the second quarter, unshipped orders for the Company's road machinery are approximately $16,000,000 greater than unshipped orders as of June 30, 1995. For the six months ended June 30, 1996, the Company's domestic revenues decreased five percent while international revenues increased 47 percent over the same period in 1995. Although the Company's international activity continues to be behind pace with comparable
1994 levels, which included significant sales into Mexico, current marketing activity indicates continued improvement. For the six months ended June 30, 1996, shipments of road reclaimer/stabilizers, pavement profiling equipment and hot-mix asphalt production plants continued to be the leading sources of revenue.

Gross margin, as a percentage of net revenues, decreased to 28.3 percent for the three months ended June 30, 1996 from 30.2 percent for the same period in 1995, and decreased to 29.6 percent from 30.2 percent for the six months period ended June 30, 1996 and 1995, respectively. Gross margins decreased primarily due to pricing competitiveness which the Company believed was key to maintaining market share.

                               -8 of 12-

Marketing and administrative expenses increased $1,339,000 for the three months ended June 30, 1996, compared to the same period in 1995, and increased $1,727,000 for the six months ended June 30, 1996, compared to the same period in 1995.

As a percentage of net revenues, marketing and administrative expenses were 15.9 percent and 11.0 percent for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, marketing and administrative expenses, as a percentage of net revenues, increased to 15.7 percent in 1996 from 13.3 percent in 1995. The increases are due to the Company's continued aggressive marketing strategy which include customer demonstrations for new and existing products, continued participation in industry trade shows, and an increased sales force for both domestic and international locations. As previously disclosed, in March 1996 the Company participated in CONEXPO-Con/Agg, a major industry equipment show held every three years in Las Vegas, Nevada. The Company had the largest booth at the show exhibiting 31 machines in a 31,000 square-foot display.

Engineering and product development expenses decreased $161,000 for the three months ended June 30, 1996 and increased $29,000 for the six months ended June 30, 1996, compared to the same periods in 1995. Engineering and product development expenses, as a percent of net revenues, remained consistent at 3.7 percent for the three months ended June 30, 1996 and 1995. As a percentage of net revenues, engineering and product development expenses were 4.1 percent and 4.0 percent for the six months ended June 30, 1996 and 1995, respectively. As previously disclosed, the Company introduced many new products during the CONEXPO-Con/Agg trade show which included a new line of metric hot mix asphalt production plants, three new pavement profiling machines, and several lines of concrete slipform paving machines.

Interest expense decreased to $593,000 from $715,000 for the three months ended June 30, 1996 and 1995, respectively, and decreased to $1,392,000 from $1,461,000 for the six months ended June 30, 1996 and 1995, respectively, due primarily to lower debt levels during the period.


Liquidity and Capital Resources
- -------------------------------
The Company's working capital at June 30, 1996 was $63,301,000, compared to $58,559,000 at June 30, 1995. The current ratio at June 30, 1996 was 4.04-to-1 compared to 3.43-to-1 at the same time last year.

Cash provided by operating activities of $5,414,000 for the six months ended June 30, 1996 decreased $441,000 when compared to the same period in 1995. The change in cash provided by operating activities is primarily the result of a decrease in inventories and accounts payable for the six months ended June 30, 1996.


                               -9 of 12-

Capital expenditures are budgeted at $3.5 million for 1996 and will be financed using internally generated funds and leasing programs. These capital expenditures are used to continue improving the Company's manufacturing and product support efficiencies. Capital expenditures totaled $1,061,000 for the six-month period ended June 30, 1996, a decrease of $179,000 from the prior year.

The Company's revolving credit loan agreement has been in place since 1991. Terms of the credit loan agreement provide for a maximum credit line of $30,000,000. The amount outstanding at June 30, 1996 was $8,780,000 with $804,000 reflected in current portion of long-term debt with the remainder reflected in long-term debt. Other term debts have maturity dates ranging from August 1997 to September 2010 and are expected to be paid or refinanced when due.


Income Taxes
- ------------
Under  the  provisions of Statement 109, the benefits  of  future  tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending June 30, 1996, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $16,280,000 of deferred tax assets will be realized. Realization of the deferred tax assets will require aggregate taxable income of approximately $42 million to $45 million in future years.



                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.




                              -10 of 12-

Item 4. Submission of Matters to a Vote of Security Holders.

On May 3, 1996, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The items of business considered at the annual meeting were as follows:

1. The election of Bill Swisher and David I. Anderson to serve as directors of the Company each for a term of three years.

At the annual meeting, 18,214,679 votes were cast by the shareholders FOR the election of Bill Swisher and 1,111,130 votes were WITHHELD; 18,221,368 votes were cast by the shareholders FOR the election of David I. Anderson and 1,104,441 votes were WITHHELD.

2. Amend the Company's Bylaws by amending the text of Section 1 of Article Fourth thereof. The primary purpose of the changes to
   Section 1 was to clarify that (i) the exact number of directors constituting the entire board is to be fixed from time to time by the then existing directors, and (ii) the classes of directors do not have to be of identical size.

At the annual meeting, 18,192,825 votes were cast by the shareholders FOR the proposed amendment to the text of Section 1 of Article Fourth, 995,051 votes were cast AGAINST and 93,108 votes were WITHHELD.

3. Amend the Company's Bylaws by amending the text of Section 3 of Article Fourth thereof. The primary purpose of the changes to
   Section 3 was to clarify that as contemplated by the Act newly created directorships and vacancies in the Board resulting for any reason may be filled by a majority vote of the remaining directors even though the remaining directors do not constitute a quorum.

At the annual meeting, 18,192,825 votes were cast by the shareholders FOR the proposed amendment to the text of Section 1 of Article Fourth, 995,051 votes were cast AGAINST and 93,108 votes were WITHHELD.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K are as follows:

     Exhibit No.
     -----------
     3(ii)  Company's Bylaws as amended
     11     Statements re Computation Per Share Earnings
     27     Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended June 30, 1996.

                              -11 of 12-

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 2, 1996              /s/Jim D. Holland
      ---------------------          ---------------------------------
                                     Jim D. Holland
                                     Sr. Vice President, Treasurer and
                                     Chief Financial Officer



                               -12 of 12-