Form 10-Q
period 1996-09-30
CMI CORP
filed 1996-11-12
CIK 21157

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


             Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934


For quarter ended September 30, 1996     Commission file number 1-5951



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

Yes  X   No
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Voting Class A Common Stock Par Value $.10
and Voting Common Stock Par Value $.10                     20,468,004
------------------------------------------    ----------------------------------
(Title of each class)                         (Outstanding at November 11, 1996)






                              -1 of 11-

                           CMI CORPORATION
                                Index

                                                                 Page
                                                                 ----

PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            September 30, 1996, December 31, 1995 and
            September 30, 1995                                      3

          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1996 and 1995                             4

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995           5

          Notes to Condensed Consolidated Financial
            Statements                                              6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8




PART II. Other Information

          Item 1.  Legal Proceedings                               10

          Item 2.  Changes in Securities                           10

          Item 3.  Defaults Upon Senior Securities                 10

          Item 4.  Submission of Matters to a Vote of              10
                   Security Holders

          Item 5.  Other Information                               10

          Item 6.  Exhibits and Reports on Form 8-K                10

          Signatures                                               11











                                 -2 of 11-

                      PART I - FINANCIAL INFORMATION

                     CMI CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                     September 30    December 31    September 30
                                         1996           1995          1995
                                     ------------    -----------    ------------
                                      (Unaudited)         *          (Unaudited)
Current assets:
 Cash and cash equivalents              $  9,467          2,062           1,566
 Cash equivalents - restricted               150            150             825
 Receivables, net of valuation
  allowance                               16,503         11,731          22,558
 Inventories
  Finished equipment                      29,756         31,717          26,200
  Work-in-process                          7,845          7,629           7,041
  Raw materials and parts                 21,985         23,753          24,070
                                         -------        -------         -------
   Total inventories                      59,586         63,099          57,311


Other current assets                         302            389             464
Deferred tax asset                         5,238          9,000           8,419
                                         -------        -------         -------
   Total current assets                   91,246         86,431          91,143

Property, plant and equipment             46,715         45,904          45,988
Less accumulated depreciation             34,738         34,671          34,441
                                         -------        -------         -------
Net property, plant and equipment         11,977         11,233          11,547

Long-term receivables                      1,167          1,135             235
Deferred tax assets                        9,800          9,800           9,800
Other assets                                 764            620             659
                                         -------        -------         -------
                                        $114,954        109,219         113,384
                                         =======        =======         =======
Current liabilities:
 Current portion of long-term debt      $    368          2,340           3,236
 Accounts payable                          8,526         11,417          10,065
 Accrued liabilities                       6,506          8,435           7,111
                                         -------        -------         -------
   Total current liabilities              15,400         22,192          20,412

Long-term debt                            34,096         23,091          28,081

Redeemable preferred stock                     -          4,537           4,905

Common shares and other capital:
 Voting Class A common stock and
  Voting common stock                      2,047          2,038           2,038
 Other capital                            63,411         57,361          57,948
                                         -------        -------         -------
   Total common shares and other
    capital                               65,458         59,399          59,986
                                         -------        -------         -------
                                        $114,954        109,219         113,384
                                         =======        =======         =======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.



                              -3 of 11-

                   CMI CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                  (In thousands, except share data)


                                         Three Months Ended    Nine Months Ended
                                            September 30          September 30
                                         ------------------    -----------------
                                            1996      1995        1996      1995
                                            ----      ----        ----      ----
Net revenues                             $36,636    30,923     111,887  107,198
                                          ------    ------     -------  -------
Costs and expenses:
  Cost of revenues                        25,620    22,043      78,643   75,281
  Marketing and administrative             5,367     5,436      17,201   15,543
  Engineering and product development      1,466     1,395       4,527    4,427
  Interest expense                           730       845       2,122    2,306
  Interest income                           (181)     (253)       (432)    (435)
  Other (income) expense, net                 39        (2)         50     (116)
                                          ------    ------     -------   ------
                                          33,041    29,464     102,111   97,006
                                          ------    ------     -------   ------
Earnings before income taxes               3,595     1,459       9,776   10,192

Income tax expense (benefit) (Note 6)      1,262       581       3,564   (7,862)
                                          ------    ------     -------   ------
Net earnings                             $ 2,333       878       6,212   18,054
                                          ======    ======     =======   ======
Net earnings per common share and
  common share equivalent (Note 3)       $   .11       .04         .29      .85
                                          ======    ======     =======   ======
Average outstanding common shares and
  common share equivalents                20,672    20,925      20,757   20,923
                                          ======    ======     =======   ======

See notes to condensed consolidated financial statements.




















                               -4 of 11-

                    CMI CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                                               Nine Months Ended
                                                                  September 30
                                                               -----------------
                                                                   1996     1995
                                                                   ----     ----
OPERATING ACTIVITIES
 Net earnings                                                  $ 6,212   18,054
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
 Depreciation                                                    1,633    1,346
 Amortization                                                       64       47
 Deferred tax expense (benefit)                                  3,762   (8,219)
 Loss (gain) on sale of assets                                      65     (116)
 Change in assets and liabilities:
  Increase in accounts receivable                               (4,772)  (5,332)
  Decrease (increase) in inventory                               3,513   (9,747)
  Decrease (increase) in other current assets                       87     (265)
  Increase (decrease) in accounts payable                       (2,891)   1,933
  Decrease in accrued liabilities                               (1,929)    (547)
  Decrease (increase) in long-term receivables                     (32)     416
  Increase in other, non-current assets                           (209)      (4)
                                                                ------   ------
 Net cash provided by (used in)operating activities              5,503   (2,434)
                                                                ------   ------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                       24      194
 Capital expenditures                                           (2,466)  (1,817)
                                                                ------   ------
 Net cash used in investing activities                          (2,442)  (1,623)
                                                                ------   ------
FINANCING ACTIVITIES
 Payments on long-term debt                                       (294)  (2,506)
 Borrowings on long-term debt                                   26,950        -
 Net borrowings (payments) on revolving credit note            (14,526)   6,115
 Net borrowings (payments) on fleet financing agreement         (3,097)   1,795
 Dividends on preferred stock                                     (272)    (551)
 Redemption of preferred stock                                  (4,537)    (750)
 Stock options exercised                                           120       97
                                                                ------   ------
 Net cash provided by financing activities                       4,344    4,200
                                                                ------   ------
Increase in cash and cash equivalents                            7,405      143

Cash and cash equivalents at beginning of year                   2,062    1,423
                                                                ------   ------
Cash and cash equivalents at end of period                     $ 9,467    1,566
                                                                ======   ======

See notes to condensed consolidated financial statements.


                               -5 of 11-

                    CMI CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of September 30, 1996 and 1995 and for the interim periods ended September 30, 1996 and 1995 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of financial position and the operating results for the interim periods.

(2) The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The Company is in a very seasonal business, whereas normally at least 50 percent of the Company's revenues occur in the first six months of each calendar year.

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

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards of future tax benefits and has determined that it is "more likely than not" that the $15,038,000 of deferred tax assets will be utilized. The remaining valuation allowance of approximately $700,000 is maintained against deferred tax assets which the Company has not determined to be "more likely than not" realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $38 million to $42 million in future years.

                                 -6 of 11-

     At September 30, 1996, the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                       Current   Non-Current
                                                       -------   -----------
         Tax operating loss & other carryforwards      $2,406        12,006
         Other temporary differences                    2,832        (1,538)
                                                        -----        ------
            Deferred tax assets                         5,238        10,468

            Less valuation allowance                        -           668
                                                        -----        ------
         Net deferred tax asset                        $5,238         9,800

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

     At September 30, 1996, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3,822,000 through May 2006.

(8)  Litigation
     ----------
     On November 22, 1995, certain attorneys, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois, seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs. The Company has filed counterclaims against the law firm for negligence and legal malpractice. The Company seeks an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages, prejudgment interest and other costs. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division on December 20, 1995.

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




                                 -7 of 11-

                            CMI CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
The Company reported revenues of $36,636,000 for the three months ended September 30, 1996, an increase of 18.5% over revenues of $30,923,000 for the three months ended September 30, 1995. Net earnings were $2,333,000, or 11 cents per share, for the three months ended September 30, 1996 compared with $878,000, or 4 cents per share, for the three months ended
September  30,  1995.   Revenues and earnings for the  three  months  ended
September 30, 1996 are up from the same period in 1995 primarily as a result of the Company delivering equipment ordered earlier this year.

For the nine months ended September 30, 1996, revenues were $111,887,000 compared to $107,198,000 for the nine months ended September 30, 1995. Net earnings were $6,212,000, or 29 cents per share, for the nine months ended September 30, 1996 compared to $18,054,000, or 85 cents per share, for the nine months ended September 30, 1995. The nine months ended September 30, 1995 benefited from previously unrecognized tax benefits of 42 cents per share and a lower effective tax rate of 15 cents per share.

Gross margin, as a percentage of revenues, increased to 30.1% for the three months ended September 30, 1996 from 28.7% for the three months ended September 30, 1995. For the three months ended September 30, 1996, the Company's improved gross margin, as a percentage of revenues, was primarily the result of a decrease in material and labor costs over the same period in 1995. Gross margin, as a percentage of revenues, were 29.7% and 29.8% for the nine months ended September 30, 1996 and 1995, respectively. Gross margins were impacted by pricing competitiveness which the Company believes is key to maintaining market share.

Late in the quarter, the Company received good news from Washington regarding approval of annual funds for the Highway Program -- over $20 billion, the largest amount ever approved. Additionally, the Corps of Engineers funding increased approximately 34% over prior year. The Company indirectly benefits from highway funding as it provides business opportunities to contractors who purchase the automated roadbuilding equipment manufactured by the Company.

Marketing and administrative expenses decreased $69,000 for the three months ended September 30, 1996, compared to the three months ended
September  30,  1995, and increased $1,658,000 for the  nine  months  ended
September 30, 1996, compared to the nine months ended September 30, 1995. As a percentage of revenues, marketing and administrative expenses decreased to 14.6% for the three months ended September 30, 1996, from 17.6% for the three months ended September 30, 1995. For the nine months ended September 30, 1996, marketing and administrative expenses, as a percentage of revenues, increased to 15.4% from 14.5% for the nine months ended September 30, 1995. The overall increase is due to the Company's continued aggressive marketing strategy which included customer demon-strations for new and existing products, continued participation in industry trade shows, and an increased domestic and international sales force.

                                 -8 of 11-

Engineering and product development expenses increased $71,000 for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, and increased $100,000 for the nine months ended
September 30, 1996, compared to the nine months ended September 30, 1995. As a percentage of revenues, engineering and product development expenses were 4.0% and 4.5% for the three months ended September 30, 1996 and 1995, respectively. As a percentage of revenues, engineering and product development expenses were 4.0% and 4.1%, for the nine months ended September 30, 1996 and 1995, respectively. The Company continues to be committed to product development and product enhancement.

Interest expense decreased to $730,000 from $845,000 for the three months ended September 30, 1996 and 1995, respectively, and decreased to $2,122,000 from $2,306,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease is primarily the result of a decrease in the Company's average outstanding accounts receivable over the same period in 1995. The improved cash collections resulted in lower outstanding debt balances for the nine months ended September 30, 1996. Also, see discussion regarding new financing in the Liquidity and Capital Resources section.

Liquidity and Capital Resources
-------------------------------
During the quarter, the Company completed a $30,000,000 private placement of unsecured senior notes and established a $25,000,000 unsecured revolving line of credit with the Bank of Oklahoma, N.A. of Oklahoma City. A portion of the proceeds from the unsecured senior notes were used to retire higher-interest debt and to redeem the Company's preferred stock. It is the intention of management to utilize the remainder of the financing for general corporate purposes, including acquisitions.

The Company's liquidity improved significantly in 1996 with the completion of the new financing agreements in September 1996. At September 30, 1996, working capital was $75,846,000, compared to $70,731,000 at September 30, 1995. The current ratio at September 30, 1996 was 5.93-to-1 compared to 4.47-to-1 at September 30, 1995. The Company's quick asset ratio improved to 1.69 at September 30, 1996 from 1.18 at September 30, 1995.

Capital expenditures totaled $2,466,000 for the nine months ended September 30, 1996, an increase of $649,000 compared to the nine months ended September 30, 1995. Capital expenditures are budgeted at $3.5 million for 1996. Capital expenditures are used to continue improving the Company's manufacturing and product support efficiencies.

Total debt increased $3,147,000 to $34,464,000 at September 30, 1996 from $31,317,000 at September 30, 1995. This increase is the result of the
$30,000,000 private placement completed during September 1996. The increase in debt was offset by an increase in cash of $7,901,000 at September 30, 1996 compared to September 30, 1995. The debt-to-total-capital percentage was 34.5% at September 30, 1996 compared to 32.6% at September 30, 1995.

The $30,000,000 unsecured senior notes mature from September 2000 to September 2006 and are reflected as long-term debt at September 30, 1996. Other term debt has a maturity date of September 2010.

                                 -9 of 11-

The Company's Board of Directors has authorized payment of a regular guarterly cash dividend of one cent per share. The first payment will be on December 3, 1996 to holders of record at the close of business on November 15, 1996. The policy of regular quarterly dividend payments reflects management's confidence in the outlook for the business.

Income Taxes
------------
Under  the  provisions  of  Statement  109,  the  benefits  of  future  tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending September 30, 1996, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result the Company has determined it is "more likely than not" that the $15,038,000 of deferred tax assets will be realized. Realization of the deferred tax assets will require aggregate taxable income of approximately $38 million to $42 million in future years.

                      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
            ------------------
As   previously  disclosed,  on  November  22,  1995,  certain   attorneys,
previously engaged by the Company in connection with prior patent litigation filed suit against the Company, seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and post judgment interest and other costs. The Company's counterclaims for negligence and legal malpractice, where the Company sought an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages and prejudgment interest and other costs, was dismissed on September 24, 1996.

Item 2.     Changes in Securities.
            ----------------------
None.

Item 3.     Defaults Upon Senior Securities.
            --------------------------------
None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------
None.

Item 5.     Other Information.
            ------------------
None.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------
(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------
       11   Statements re Computation Per Share Earnings
       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended September 30, 1996.

                                -10 of 11-

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November  11, 1996             /s/Jim D. Holland
       ------------------            --------------------------------------
                                     Jim D. Holland
                                     Senior Vice President, Treasurer and
                                     Chief Financial Officer











































                              -11 of 11-