Form 10-K
period 1996-12-31
CMI CORP
filed 1997-03-14
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           (x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 1996

                                       OR

         (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-5951

                                CMI CORPORATION
            (Exact name of registrant as specified in its charter)

                  Oklahoma                                 73-0519810
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

       I-40 & Morgan Road
       P.O. Box 1985
       Oklahoma City, OK                                      73101
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code  (405) 787-6020

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
     Title of Each Class                                 on Which Registered
     -------------------                                 -------------------
Voting Class A Common Stock Par Value $.10            New York Stock Exchange
Purchase Rights with respect to Voting
Class A Common Stock                                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x      No
                                               -----      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Voting Class A Common Stock (Class A Common Stock) and the Voting Common Stock (Common Stock) held by non-affiliates of the registrant on March 10, 1997 was $52,014,720.

     The number of shares of the registrant outstanding on March 10, 1997 was 21,072,383 shares of Class A Common Stock and 621 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Documents                                Form 10-K Reference
                    ---------                                -------------------

Proxy Statement for the Annual Meeting of Shareholders            Part III
              to be held on May 2, 1997

                                CMI CORPORATION
                                   FORM 10-K

                               December 31, 1996


                               TABLE OF CONTENTS



          PART I                                                           PAGE

Item 1.          Business................................................     3

Item 2.          Properties..............................................     9

Item 3.          Legal Proceedings.......................................    10

Item 4.          Submission of Matters to a Vote of Security Holders.....    10

                 Executive Officers of the Registrant....................    10

          PART II

Item 5.          Market for the Registrant's Common Stock and
                   Related Shareholder Matters...........................    12

Item 6.          Selected Financial Data.................................    13

Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................    13

Item 8.          Financial Statements and Supplementary Data.............    21

Item 9.          Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................    44

          PART III

Items 10.-13.    All Items Are Incorporated by Reference to the Company's
                   Proxy Statement for the Annual Meeting of Shareholders
                   to be held on May 2, 1997.............................    44

          PART IV

Item 14.         Exhibits, Consolidated Financial Statement Schedule, and
                   Reports on Form 8-K...................................    44

                 SIGNATURES..............................................    47

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

                                    PART I

Item 1.  Business
         --------

(a)  General Development of Business
     -------------------------------

Unless the context requires otherwise, as used herein, the term "Company" means CMI Corporation and its consolidated subsidiaries. Information regarding 1996 business developments is located in Item 1(c).

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Company currently operates in one industry segment and information regarding this segment is located in Item 1(c). See consolidated financial statements for financial information (Item 8).

(c)  Narrative Description of Business
     ---------------------------------

The Company was incorporated in Oklahoma in 1926. Since 1964, the Company has manufactured and marketed automated equipment for the road and heavy construction industry. The Company is an industry leader in the design and manufacture of automated equipment for the construction and maintenance of highways, city streets, airport runways, county roads, bridges, and parking lots. The Company's products include asphalt plants; asphalt pavement recycling systems; concrete pavers; machines for concrete placing and spreading, finishing, texturing, and curing; pavement profiling machines; pavement reclaimers; a complete line of automated fine grading, materials spreading and placing equipment; soil stabilizers; and a series of multiple use machines that can be configured to pave, trim, mill, excavate, or widen. The Company also produces trailers, used by the construction and mining industries, industrial scales, bridge and canal paving equipment, and thermal systems for remediating contaminated soils. The Company has won market recognition by producing products emphasizing recycling and energy conservation.

In late 1991, the President signed into law the Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA-91) providing authorizations for total funding of more than $155 billion over a six-year period for highways, highway safety, and mass transportation programs. ISTEA-91 has had a positive impact on the Company, as well as the road and heavy construction industry as a whole. As in fiscal 1996, Federal Highway Trust Fund spending was set at just over $20 billion for fiscal 1997, continuing a pattern of funding in recent years, but below the amount authorized by Congress under ISTEA-91.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

Positive road building news continues in Canada where in 1993 a new government was elected which ran on a platform calling for major increases in infrastructure spending. In 1994, the new government initiated a $6 billion (Canadian dollars), two-year program of new highway construction which increased construction during 1994 and 1995. The infrastructure emphasis in Canada continued in 1996. Additionally, the North American Free Trade Agreement (NAFTA) and General Agreement on Tariff and Trade (GATT) should have a positive impact on the heavy construction industry through increased export sales in North America and Europe.

Principal product information is as follows:

   Hot Mix Asphalt Production Systems:
   -----------------------------------

   The Company has continued to market and deliver its popular parallel flow hot mix asphalt production and recycling plants to customers. The Company has been providing the asphalt plant industry with this parallel flow technology since approximately 1978.

   In 1993, the Company completed design work on a new counter-flow hot mix asphalt production plant. This new plant was introduced under the trade name "TRIPLE-DRUM." Production tests showed that the plant has superior heat transfer performance compared to other counter-flow plant designs, especially for recycle operations. The ease with which TRIPLE-DRUMs are passing tough exhaust emissions standards with high production rates, even under adverse production conditions, has been noticed by the industry and is resulting in stronger sales.

   The Company introduced a new line of batch type hot mix asphalt production plants during 1994, and introduced yet another series of metric sized batch plants for international markets during the first quarter of 1996.

   The new metric sized batch plants were introduced at the ConExpo/ConAgg 1996 trade show ("CONEXPO") which was held in Las Vegas, Nevada, in March 1996. The Company had one of the largest displays at the 1996 show and used the event to introduce several new products. CONEXPO is sponsored by the Construction Industry Manufacturers Association and is now scheduled to be held in Las Vegas, Nevada, every three years.

   The Company's parallel flow, TRIPLE-DRUM, and batch type hot mix asphalt production and recycling systems provide a wide range of technologies to serve the needs of the industry.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

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

   The Company's highway class pavers incorporate machine improvements into the basic machine design, making features like computerized crowning and automatic placement of dowel bars less costly to add. During 1995, the Company introduced a new 3000 series of AUTO-GRADE slipform pavers which features a double telescoping mainframe to more easily accommodate changes in paving width. The series is available in two and four track models and is ideal for city streets, lane additions and ramp paving. The Company introduced upgraded versions of its remaining AUTO-GRADE pavers at the 1996 CONEXPO. Additionally, the Company introduced a new line of curb and gutter pavers and smaller slipform pavers. These new pavers are being marketed under the trade name, METRO-PAV.

   Pavement Profiling Equipment:
   -----------------------------

   The Company introduced the industry's first dedicated pavement milling machine in 1976. Since that time, the Company's line of "ROTO-MILL" Pavement Profilers has set the standards for the fast developing pavement restoration and recycling market. The Company offers a wide range of models from small utility machines to the PR-1200, the world's largest pavement profiling machine. Current models include, the PR-500C, PR-650, and PR-800-7, all half-lane width machines; the PR-1050, and PR-1200, full lane width machines; and two utility rubber tire models, the PRT-225 and PRT-525.

   Reclaiming/Stabilizing Equipment:
   ---------------------------------

   The Company's popular RS-500, a road reclamation and soil stabilization machine introduced in 1991, has had strong growth in sales over the past six years. Now marketed under the trade name, ROTO-MIXER, the productivity and versatility of these machines have created new work classifications and markets for recycling and pavements; and have dramatically increased the productivity of older methods. Current models include the RS-425, RS-500B and RS-650.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

   Remediation Equipment:
   ----------------------

   During 1994, the Company began marketing its newly designed Enviro-Tech Thermal Soil Remediation System. Soil remediation is a process whereby nonhazardous contaminates like oil, jet fuel, and other hydrocarbon-based pollutants are removed from the soil in a thermal process. Soil remediation systems use similar equipment and processes as the Company's asphalt production systems.

   The Company has engineered and is marketing remediation systems with production ranges from 80 to 160 tons per hour. The Company's systems have been used at military and industrial sites, where they have set new production records which actually doubled the tons per hour produced on any previous jobs of similar nature.

   Weighing Equipment:
   -------------------

   The Company manufactures and distributes a broad line of electronic scales for construction, transportation, material processing, mining, energy, agricultural, and industrial applications. These systems permit direct linkage to data processing equipment to speed material processing, record keeping, and billing. The Company also markets high technology automatic computer controls for continuous material blending, weighing, record keeping, inventory tracking, invoicing, and report writing. These control systems are marketed with the Company's hot mix asphalt production plants and soil remediation systems.

   Load King Division:
   -------------------

   Load King, headquartered in Elk Point, South Dakota, manufactures a broad line of heavy duty trailers for equipment and material hauling. Bottom discharge material trailers and a family of redesigned rock hauler trailers have been added to the broad line of folding gooseneck and lightweight detachable gooseneck trailers engineered to meet individual state weight distribution requirements. Load King also responds to customer requirements for custom heavy haul trailers. During 1995, the Company began manufacturing its popular bottom dump trailers at its Oklahoma City manufacturing facility. During 1996, the newly designed rock hauler trailers were added to production at the Oklahoma City manufacturing facility. The added production at the Oklahoma City manufacturing facility has reduced Load King's response time for filling dealer orders for these products and has permitted the Elk Point manufacturing facility to concentrate on the production of custom heavy hauling units.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

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

Marketing and Distribution.  The Company's construction equipment is sold
--------------------------
directly to end users and through independent dealers. The Company's scale and trailer products are sold through independent dealers. All products are sold in the United States and in foreign markets, except for weighing equipment and products manufactured by the Load King Division which are sold substantially in the United States.

Sources and Availability of Raw Materials.  The principal component parts used
-----------------------------------------
in the Company's manufacturing of its pavement maintenance and construction equipment that are supplied by others include gas and diesel engines, hydraulic cylinders, tires, bearings, and raw steel. The Company has not experienced any delays in its component parts deliveries or received inferior component parts that have adversely affected its business. In addition, the Company purchases many of these components from a variety of outside suppliers and believes that alternate sources of supply exist for substantially all items.

Importance of Patents.  The Company has obtained patent protection on certain
---------------------
components and features incorporated into its products, which expire on various dates. The Company's patents, together with licenses under patents owned by others, are considered by the Company to be adequate for the conduct of its business. The Company is of the opinion that the loss of any single patent or group of related patents would not materially affect the Company's business.

Seasonal Nature of the Business.  The Company's business is seasonal in nature
-------------------------------
and precedes the months in which highway and road construction and restoration generally occur. A large portion of the Company's orders for its products are received in the months of November through July, with heavy shipments occurring in the months of March through August.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

Practices Relating to Working Capital.  The Company recognizes revenue when
-------------------------------------
sales transactions are completed, which is when products are shipped or title has transferred to the customer. Sales generally require a down payment or trade allowance and are due within normal trade terms. The Company also sells certain products under installment sales contracts. Inventories are carried in proportion to customer requirements and fluctuate in relation to the seasonal nature of the Company's business.

Dependence Upon a Single Customer or a Few Customers.  The Company was not
----------------------------------------------------
dependent on any single customer or group of customers during 1994 through 1996.

Sales Backlog.  The Company has a sales backlog of approximately $44.0 million
-------------
at February 25, 1997, compared to $30.3 million at February 23, 1996. Such backlog is based upon sales orders the Company believes to be firm.

Competitive Conditions.  The Company is one of the largest producers of pavement
----------------------
maintenance and construction equipment in the United States. The Company has won substantial market recognition in the pavement maintenance and construction industry by producing products emphasizing recycling and energy conservation. Numerous companies produce equipment with similar features and the construction equipment market remains competitive. Competition is based primarily on price, product quality, financing, productivity, quality of construction, service, and availability of replacement parts.

Company-Sponsored Research and Development Activities.  The Company invests
-----------------------------------------------------
significant resources in the development, enhancement, refinement, and production of new technologies for the road and heavy construction industry. The Company patents new technologies relating to significant changes and development of finished products. See discussion regarding current research and development activities under principal product information and also see Management's Discussion and Analysis of Financial Conditions and Results of Operations
(Item 7).

Environmental Laws and Regulations.  The Company is subject to various
----------------------------------
environmental laws and regulations, none of which have a current or expected future material financial impact on the Company.

Employees.  The Company had approximately 1,230 employees as of December 31,
---------
1996.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

(d)  Financial Information About Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
Sales
-----

The Company had export sales to unaffiliated customers through foreign dealers and representatives as follows (dollars in thousands):


                                                   1996      1995      1994
                                                   ----      ----      ----

   North and Central America, other than the
       United States                             11,904     4,455    13,543

   South America                                  5,177     4,904     2,497

   Asia                                           4,284     4,657     4,940

   Australia                                      5,071     1,206     2,001

   Europe                                         2,607     1,081       499

   Other regions                                    396       356       347
                                                 ------    ------    ------
       Total export sales                       $29,439    16,659    23,827
                                                 ======    ======    ======

See Consolidated Financial Statements (Item 8).


Item 2. Properties
        ----------

The Company has total plant, office, and warehouse areas of approximately 787,000 square feet, which are located in three states.

The largest manufacturing plant, including the corporate headquarters, has approximately 600,000 square feet and is located in Oklahoma City, Oklahoma. Other principal manufacturing plants and offices, aggregating approximately 187,000 square feet, are located in South Dakota and Iowa. These facilities are adequate for the current and expected near future operations of the Company.

In addition, the Company owns 110 acres of land in Tennessee being held for sale and leases 119 acres at its Oklahoma City plant facility.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

Item 3. Legal Proceedings
        -----------------

As previously disclosed, on November 22, 1995, certain attorneys, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois. On
December 20, 1995 the case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. The attorneys are seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs.

The Company filed counterclaims for negligence and legal malpractice whereby the Company sought an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages, prejudgment interest and other costs. On September 24, 1996 the Company's counterclaims for negligence and legal malpractice were dismissed.

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


Executive Officers of the Registrant
------------------------------------

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 1997.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

The following is a list of names, listed alphabetically, and ages of all the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupations or employment during the past five years.

                           Age as of
Name                     March 10, 1997          Offices and Positions Held
----                     --------------    -------------------------------------

Albert L. Basey                59          President and Chief Operating Officer
                                           since February 1997 (1)

Ralph Cordes                   53          Senior Vice President, Operations
                                           since January 1995 (2)

Robert L. Curtis               57          Vice President, Sales and Marketing
                                           since November 1996 (3)

Jim D. Holland                 52          Senior Vice President, Treasurer,
                                           and Chief Financial Officer since
                                           August 1984

Bill Swisher                   66          Chief Executive Officer since 1964

Thane Swisher                  40          Vice President and Secretary since
(Son of Bill Swisher)                      October 1987

(1) Mr. Basey has held manufacturing and general management positions with industrial companies for over 30 years; including the position of president and chief operating officer for one of AT&T's Business Units.

(2) Mr. Cordes has held manufacturing and general management positions with industrial companies for 30 years; including the positions of senior vice president, operations of Harsco Corporation; president of the BMY Division of Harsco Corporation; and vice president, operations of BUS Industries of America.

(3) Mr. Curtis has held marketing and general management positions with industrial companies for 30 years; including the positions of vice president, marketing and sales for Eagle Picher Construction Equipment Division; and president of Roadtec, a Division of Astec Industries.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
        ------------------------------------------------------------------------

Principal Market and Stock Prices:
----------------------------------

The Company's Class A Common Stock is traded on the New York Stock Exchange. The closing market price for the Company's Class A Common Stock on March 10, 1997, was $5.00. The table below presents the high and low market prices for the Company's common shares for each three month period in 1996 and 1995. The following information was obtained from the monthly market statistics report prepared by the New York Stock Exchange.

                            1996                         1995
                   -----------------------      -----------------------
                   3/31  6/30  9/30  12/31      3/31  6/30  9/30  12/31
                   ----  ----  ----  -----      ----  ----  ----  -----

Common shares:
     High         $5.88  6.00  4.13   4.88     $7.13  7.50  8.25   6.50
     Low           4.75  4.25  3.75   4.13      6.00  5.88  5.88   4.25

Approximate Number of Shareholders:
-----------------------------------

The number of holders of record of the Company's common shares as of March 10, 1997, was 1,679.

Dividend Information:
--------------------

The Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share during 1996. The 1996 dividend payment was made on December 3, 1996 to holders of record at the close of business on November 15, 1996. During the first quarter of 1997 the Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share payable on March 3, 1997 to holders of record at the close of business on February 21, 1997. It is the Board of Director's present intention to continue paying regular quarterly cash dividends. Prior to the 1996 cash dividend, 1981 was the last year a cash dividend had been made on the Company's Class A Common Stock or Common Stock.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Notes to Consolidated Financial Statements (Item 8).

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data should be read in conjunction with the consolidated financial statements of the Company, including notes and supplementary information appearing elsewhere herein.

Five-Year Selected Financial Data - (dollars in thousands, except per share data)


                                     1996     1995     1994     1993     1992
                                     ----     ----     ----     ----     ----

Net revenues                     $138,788  130,578  128,005  100,564   81,178

Operating earnings                 10,987   11,743   15,032   10,204    4,295

Net earnings                        5,461   17,501   22,618    8,032    2,211

Earnings per common share             .25      .82     1.07      .37      .08

Total assets                      113,454  109,219   89,744   65,362   54,398

Long-term debt and redeemable
   preferred stock                 34,103   27,628   27,599   27,114   28,574

Cash dividends per common share  $    .01        -        -        -        -

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------

During 1996, the Company significantly improved its liquidity and capital resources by completing a $30 million private placement of unsecured senior notes and establishing a $25 million unsecured revolving line of credit with Bank of Oklahoma, N.A. of Oklahoma City. The $55 million in new financing replaced the existing $30 million revolving credit loan agreement which had been in place since 1991. A portion of the proceeds from the $30 million unsecured senior notes was used to retire higher-interest debt and to redeem the Company's preferred stock. The Company's management intends to utilize the remaining financing for general corporate purposes, including acquisitions.

The $30 million unsecured senior notes provide for interest at 7.68% and mature from September 2000 to September 2006. The $25 million unsecured

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

revolving line of credit provides for interest at the LIBOR rate plus 1.5% and matures three years from the date of initial borrowing. As of December 31, 1996 the Company had not begun to utilize the unsecured revolving line of credit.

The Company maintains a fleet financing agreement with a third party lender related to the rental of finished products to customers. Generally, these financings range from three months to three years and are secured by the specific finished product. These financing arrangements provide the Company with additional short-term working capital and the ability to offer more attractive financing to its customers. The fleet financing agreement provides for interest at the prime rate. At December 31, 1996, the Company had no outstanding obligations under this agreement.

In January 1993, the Company entered into separate loan agreements with Recovery Equity Investors L.P., a shareholder, and Larry Hartzog, a shareholder and board member, to borrow $1.97 million at a fixed interest rate of 9%. In connection with the loan agreements, the lenders purchased stock purchase warrants from the Company entitling them to purchase up to 600,000 aggregate shares of the Company's Class A Common Stock at an exercise price of $3.75 per share. The lenders paid $50,000 for these stock purchase warrants. In July 1995 the $1.97 million was paid in accordance with the loan agreements. In January 1997 the lenders exercised the stock purchase warrants for 600,000 aggregate shares of the Company's Class A Common Stock at an exercise price of $3.75 per share. The additional $2.25 million in working capital will be used for general corporate purposes.

The Company's new financing and various other loan agreements and arrangements should provide the Company with sufficient working capital to finance its operations. The Company does not anticipate making any major changes or amendments to its existing financing and various other loan agreements and arrangements in the near future.

Other Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------------

Working capital increased to approximately $75.8 million at December 31, 1996 from $64.2 million at December 31, 1995. The increase in working capital is primarily the result of increased cash of approximately $5.1 million and a decrease in current liabilities of approximately $7.4 million related to the Company's new financing arrangement.

Further changes in working capital included a decrease in inventories of approximately $4.4 million and an increase in receivables of approximately $6.1 million over the prior year. The decrease in inventories is a result of efforts by Company Management to reduce inventory levels. During the

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

fourth quarter of 1996 the Company began implementing "Focus Factory," a manufacturing concept which should result in further decreases in inventories at the Company's Oklahoma City manufacturing facility. The increase in receivables is the result of increased fourth quarter sales and the increasingly attractive financing terms being offered by the Company. The current ratio at December 31, 1996 was 6.10-to-1 compared to 3.89-to-1 at December 31, 1995.

Capital expenditures were $3.4 million in 1996, an increase of $1.1 million from the prior year. Capital expenditures are made to continue the improvement of the Company's manufacturing and product support efficiencies. Capital expenditures for 1997 are budgeted at $5.0 million. None of the budgeted capital expenditures are fixed commitments.

In connection with a 1985 acquisition, the Company issued 4,800 shares of 7% Series B Preferred Stock with a $4.8 million redemption value. The preferred stock accrued dividends at the rate of $70 per share per year. The cumulative dividends were payable each January and July and had to be fully paid or declared with funds set aside for payment before any dividend could be declared or paid on any other class of the Company's stock. The preferred stock carried a redemption price of $1,000 per share. During the period from 1988 to 1995, 1,350 shares of the preferred stock were redeemed and certain dividends were accrued and paid. During 1996, the Company paid approximately $4.8 million for the redemption of 3,450 shares of preferred stock plus accrued dividends. As of December 31, 1996 the Company had redeemed all outstanding preferred stock shares.

The Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share during 1996. The 1996 dividend payment was made on December 3, 1996 to holders of record at the close of business on November 15, 1996. During the first quarter of 1997 the Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share payable on March 3, 1997 to holders of record at the close of business on February 21, 1997. It is the Board of Director's present intention to continue paying regular quarterly cash dividends.

Accounting for Income Taxes - Income taxes are accounted for using the asset and
---------------------------
liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized as income in the period that includes the enactment date.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

The Company has a net deferred tax asset after consideration of the valuation allowance as determined under Statement 109, of approximately $15.8 million and $18.8 million at December 31, 1996 and 1995, respectively. Under the provisions of Statement 109, the benefit of future tax deductions and credits not utilized by the Company in the past is reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $15.8 million of future tax deductions and credits will be utilized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $38 million to $43 million in future years.

Results of Operations
---------------------
1996 Sales and Earnings. The Company's net revenues for the year ended December 31, 1996 rose to $138.8 million from $130.6 million for the year ended December 31, 1995. Net earnings for 1996 were $5.5 million versus $17.5 million in 1995, or 25 cents per share for 1996 versus 82 cents per share for 1995. The Company's 1995 earnings per share of 82 cents included a tax benefit of 55 cents. The Company's earnings per share on a fully taxed basis would have been 25 cents per share in 1996 versus 27 cents per share in 1995.

The Company's international sales increased to $29.4 million in 1996 from $16.7 million in 1995 and $23.8 million in 1994, resulting in an increase of approximately 76% over 1995 and an increase of approximately 24% over 1994. During 1996, the North American Free Trade Agreement ("NAFTA") continued to favorably impact the Company's sales in international markets. The Company believes that NAFTA will continue to have a favorable impact on the Company's business in 1997.

The Company's domestic sales were $109.4 million in 1996 from $113.9 million in 1995 a decrease of approximately 4%. Domestic sales in 1996 were negatively impacted by developments in Washington, D.C., notably the uncertainty about the government highway funding. This impact was felt during the first half of 1996 by the Company in the form of customers delaying or canceling purchases of equipment for the spring or summer construction seasons due to the uncertainty of business.

Although the Company's 1996 domestic sales were impacted by the uncertainty surrounding the government highway funding, the development of the domestic highways and mass transportation system has had and will continue to have a

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

positive impact on the Company. The continued funding of the ISTEA-91 legislation and the commitment of the U.S. Congress and federal government to fund the improvement of the infrastructure has had a significant impact on the Company's industry the past several years. The Company anticipates continued success as the government approved funding for ISTEA-91 legislation was set at approximately $20 billion for fiscal 1997.

The Company's gross margins were 28.9% down from 29.6% in the prior year. This reduction in margins is primarily the result of increased manufacturing costs as a percent of net revenues. This was primarily the result of the mix of products sold in 1996 compared to 1995.

Marketing and administrative expenses increased in 1996 due to increased sales efforts. As a percentage of net revenues, marketing and administrative expenses increased to approximately 16.6% in 1996 from approximately 16.3% in 1995. This increase is largely due to the Company's participation in the 1996 CONEXPO trade show. The Company had the largest display at the 1996 show held in Las Vegas, Nevada, in March 1996. Excluding expenses related to CONEXPO, marketing and administrative expenses as a percentage of net revenues decreased to approximately 16.0% in 1996.

During 1996, the Company also continued taking steps to increase its market share in the international market place. This included an increased international sales force and a more aggressive advertising and marketing campaign to enlarge the Company's share of potential markets. Efforts by the Company proved to be effective with a 76% increase in international sales over the prior year. In addition, the Company continued to provide customer demonstrations for new and existing products, to participate in other industry trade shows, and to increase its domestic sales force.

Engineering and product development costs remained level as a percentage of net revenues at approximately 4%. The Company continues to be committed to setting standards of quality within the industry. During 1996 the Company hired a director of quality and a new director of engineering, reflecting the Company's commitment to product development and product enhancement through the addition and enhancement of key management positions. Also, the Company introduced several new products at the 1996 CONEXPO trade show. New products included a series of metric batch plants, upgraded versions of the AUTO-GRADE pavers, a new line of curb and gutter pavers and smaller slipform pavers, and a utility-sized rubber-tired pavement profiler machine. These new products further emphasize the Company's commitment to product development and product enhancement.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

Interest expense decreased $233,000 from the prior year as a result of more favorable borrowing rates under the Company's new financing arrangements.

Income tax expense was $3.2 million in 1996 compared to an $8.2 million net income tax benefit recognized in 1995. The Company's 1996 earnings were fully taxed whereas, 1995 earnings benefited from previously unrecognized tax benefits related to Statement 109.

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

The Company's core domestic business was stronger in 1995 than in 1994, despite poor weather during the first half of 1995 and intensely increased competition. Domestic sales from the Company's core business increased to $113.6 million compared to $98.3 million in 1994, an increase of 16%. International sales decreased to $16.7 million or 30% from $23.8 million in 1994. The reduction in international sales was primarily due to economic conditions experienced in Mexico related to the devaluation of the Mexican peso that became evident in late 1994 and continued throughout 1995. As a result, the Company's net revenues from sales into Mexico decreased $6.5 million from 1994 levels.

The increased development of the highways and mass transportation system has had and will continue to have a positive impact on the Company. The continued funding of the ISTEA-91 legislation and the commitment of the U.S. legislature and federal government to fund the improvement of the infrastructure has had a significant impact on current operations and should continue to positively impact the Company's operations as additional funding and matching contributions are made at the federal and state levels. During 1995, NAFTA had a favorable impact on the Company's sales in international markets, excluding Mexico.

The Company's gross margins were 29.6% down from 31.5% in the prior year. The reduction in margins was primarily the result of pricing competitiveness which the Company believed was key to maintaining market

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

share in 1995. The Company also experienced increases in its labor costs over the prior year due to increased direct labor rates and benefit costs.

Marketing and administrative expenses increased in 1995 generally due to increased sales efforts. As a percentage of net revenues, marketing and administrative expenses increased to approximately 16.3% in 1995 from approximately 15.4% in 1994. During 1995, the Company took steps to increase its market share overseas. This included a more aggressive advertising and marketing campaign to enlarge the Company's share of potential markets, particularly in the Pacific Rim, China, and South America. In addition, the Company continued to provide customer demonstrations for new and existing products, to participate in industry trade shows, and to increase its domestic and international sales force. The Company's marketing and advertising efforts in 1995 were directed towards preparing for the 1996 CONEXPO trade show.

Engineering and product development costs remained level as a percentage of net revenues at approximately 4%. The Company introduced several new products in 1995. These included the RS-650 stabilizer/reclaimer, which was released in the first quarter of 1995, as well as the single-lane autograde TR-3503 base and grade trimmer, which was released during the second half of 1995. The Company continues to be committed to setting standards of quality within the industry, through both product development and product enhancement.

Interest expense increased as the Company's borrowings under its primary credit loan agreement were consistently higher during 1995 as compared to 1994 in order to finance inventories for the Company's primary selling season. In addition, the weighted average interest rates were higher in 1995 as compared to 1994.

Forward Looking Statements
--------------------------
Statements of the Company or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, highway funding, adverse weather conditions, general economic conditions and political changes both domestically and overseas.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

Clean Air Act
-------------
In 1990, the United States Congress passed certain amendments to the National Clean Air Act. As required by the National Clean Air Act, the implementation of the 1990 amendments may take up to seven years. The 1990 amendments have required certain products manufactured by the Company to be equipped with new pollution control devices. Additional products manufactured by the Company may require new pollution control devices.

The Company believes that it will continue to be able to meet the implementation dates as required by the 1990 amendments. The Company does not anticipate the need for material capital expenditures to remain in compliance with the Clean Air Act.

Inflation
---------
The Company did not experience any significant inflationary impact on its costs of materials.

Impact of Recently Issued Accounting Standards Not Yet Adopted - In June, 1996,
--------------------------------------------------------------
the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It is effective for other transfers of financial assets occurring after December 31, 1997. It is to be applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position or future results of operations.

In October, 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by the Company on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 will not have an impact on the Company's financial position or future results of operations.

                        CMI CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                                                                          PAGE

Independent Auditors' Report............................................    22
----------------------------

Consolidated Financial Statements
---------------------------------
 Consolidated Statements of Earnings,
   Years ended December 31, 1996, 1995, and 1994........................    23

 Consolidated Balance Sheets, December 31, 1996 and 1995................    24

 Consolidated Statements of Changes in Common Stock and Other Capital,
   Years ended December 31, 1996, 1995, and 1994........................    26

 Consolidated Statements of Cash Flows,
   Years ended December 31, 1996, 1995, and 1994........................    27

 Notes to Consolidated Financial Statements,
   December 31, 1996, 1995, and 1994....................................    28

Information required by schedules called for under Regulation S-X is either not applicable, not material, or is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Stockholders
CMI Corporation:


We have audited the consolidated financial statements of CMI Corporation and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMI Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
February 12, 1997

                        CMI CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                 Years ended December 31, 1996, 1995, and 1994
                 (dollars in thousands, except per share data)

================================================================================

                                                1996       1995      1994
                                              ---------  --------  --------

Net revenues                                  $138,788   130,578   128,005
                                              --------   -------   -------
Costs and expenses:
  Cost of goods sold                            98,694    91,915    87,744
  Marketing and administrative                  23,098    21,239    19,738
  Engineering and product development            6,009     5,681     5,491
                                              --------   -------   -------
                                               127,801   118,835   112,973
                                              --------   -------   -------
  Operating earnings                            10,987    11,743    15,032
                                              --------   -------   -------
Other expense (income):
  Interest expense                               2,933     3,166     2,712
  Interest income                                 (616)     (568)     (580)
  Other, net                                        44      (172)     (254)
                                              --------   -------   -------

Earnings before income taxes                     8,626     9,317    13,154

Income tax expense (benefit)                     3,165    (8,184)   (9,464)
                                              --------   -------   -------

Net earnings                                  $  5,461    17,501    22,618
                                              ========   =======   =======

Share data:
  Net earnings applicable to common shares    $  5,189    17,170    22,429
  Average outstanding common shares
    and common share equivalents                20,708    20,893    20,966

  Net earnings per common share and common
    share equivalent                          $    .25       .82      1.07
                                              ========   =======   =======

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995
                             (dollars in thousands)

================================================================================



                   Assets                                 1996     1995
                   ------                                 ----     ----
Current assets:
  Cash and cash equivalents                             $  7,160    2,062
  Cash equivalents - restricted                                -      150
  Receivables less allowance for doubtful accounts
     of $496 and $591 at December 31, 1996 and 1995,
     respectively                                         17,857   11,731
  Inventories:
     Finished equipment                                   31,972   31,717
     Work-in-process                                       6,890    7,629
     Raw materials and parts                              19,835   23,753
                                                        --------  -------
       Total inventories                                  58,697   63,099

  Other current assets                                       187      389
  Deferred tax asset                                       6,700    9,000
                                                        --------  -------
       Total current assets                               90,601   86,431
                                                        --------  -------

Property, plant, and equipment:
  Land                                                     1,757    1,747
  Buildings                                               11,239   11,238
  Machinery and equipment                                 33,390   32,665
  Other                                                    1,209      254
                                                        --------  -------
                                                          47,595   45,904
  Less accumulated depreciation and amortization          35,248   34,671
                                                        --------  -------
       Net property, plant, and equipment                 12,347   11,233

Long-term receivables                                        352    1,135

Deferred tax asset                                         9,100    9,800

Other assets                                               1,054      620
                                                        --------  -------

       Total assets                                     $113,454  109,219
                                                        ========  =======

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued

                           December 31, 1996 and 1995
                             (dollars in thousands)

================================================================================



Liabilities, Common Stock and Other Capital                       1996     1995
-------------------------------------------                       ----     ----
Current liabilities:
  Current maturities of long-term debt                        $    256     2,340
  Accounts payable                                               6,409    11,417
  Accrued liabilities                                            8,183     8,435
                                                               -------   -------
       Total current liabilities                                14,848    22,192
                                                               -------   -------

Long-term debt                                                  34,103    23,091

Redeemable preferred stock                                           -     4,537

Common stock and other capital:
  Common stock:
     Par value $.10; shares issued and outstanding
     - 621 at December 31, 1996 and 1995                             -         -
  Class A common stock:
     Par value $.10; shares issued and outstanding
     - 20,467,383 and 20,381,383 at December 31, 1996
     and 1995, respectively                                      2,047     2,038
  Additional paid-in capital                                    46,112    46,001
  Retained earnings                                             16,344    11,360
                                                               -------   -------
                                                                64,503    59,399

Commitments and contingencies (notes 2, 4, 6, 12 and 13)
                                                               -------   -------

       Total liabilities, common stock and other capital      $113,454   109,219
                                                               =======   =======

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Changes in Common Stock and Other Capital

                 Years ended December 31, 1996, 1995, and 1994
                             (dollars in thousands)

================================================================================

                                                                                          Retained
                              Common Stock           Class A Common Stock   Additional    Earnings
                              ------------           --------------------     Paid-in   (Accumulated
                        Shares            Amount      Shares      Amount      Capital     Deficit)
                        -------------------------------------------------------------------------------

Balance December 31,
 1993                            621    $        -    20,351,591    $2,035     $46,418       $(28,749)

Net earnings                       -             -             -         -           -         22,618

Dividends declared
 and accretion on
 preferred stock                   -             -             -         -        (189)             -
                        ------------    ----------    ----------    ------     -------       --------

Balance December 31,
 1994                            621             -    20,351,591     2,035      46,229         (6,131)

Net earnings                       -             -             -         -           -         17,501

Dividends declared
 and accretion on
 preferred stock                   -             -             -         -        (321)           (10)

Exercise of stock
 options                           -             -        29,792         3          93              -
                        ------------    ----------    ----------    ------     -------       --------

Balance December 31,
 1995                            621             -    20,381,383     2,038      46,001         11,360

Net earnings                       -             -             -         -           -          5,461

Dividends declared
 and accretion on
 preferred stock                   -             -             -         -           -           (272)

Dividends paid,
 common stock                      -             -             -         -           -           (205)

Exercise of stock
 options                           -             -        86,000         9         111              -
                        ------------    ----------    ----------    ------     -------       --------

Balance December 31,
 1996                            621   $         -    20,467,383    $2,047     $46,112       $ 16,344
                        ============    ==========    ==========    ======     =======       ========

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995, and 1994
                             (dollars in thousands)

================================================================================



                                                     1996       1995      1994
                                                  ----------  --------  --------
Operating activities:
 Net earnings                                      $  5,461    17,501    22,618
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating
   activities:
   Depreciation of property, plant, and
     equipment                                        2,199     1,757     1,492
   Amortization of other assets                         176        58       192
   Loss (gain) on sale of property, plant, and
     equipment                                           59      (190)     (274)
   Deferred tax expense (benefit)                     3,000    (8,800)  (10,000)
   Decrease (increase) in accounts receivable        (6,126)    5,495    (7,761)
   Decrease (increase) in long-term receivables         783      (484)     (642)
   Decrease (increase) in inventories                 4,402   (15,535)   (4,556)
   Decrease (increase) in other current assets          202      (268)      151
   Increase (decrease) in accounts payable           (5,008)    3,285    (1,431)
   Increase (decrease) in accrued liabilities          (252)      777     1,180
   Other, net                                          (610)       26       123
                                                   --------   -------   -------
     Net cash and cash equivalents provided by
      operating activities                            4,286     3,622     1,092
                                                   --------   -------   -------

Investing activities:
 Sale (purchase) of cash equivalents -
  restricted                                            150       753      (228)
 Proceeds from sale of assets                            41       676       317
 Capital expenditures                                (3,413)   (2,323)   (1,919)
                                                   --------   -------   -------
     Net cash and cash equivalents used in
      investing activities                           (3,222)     (894)   (1,830)
                                                   --------   -------   -------

Financing activities:
 Payments on long-term debt                          (3,449)   (5,899)     (829)
 Borrowings on long-term debt                        30,000     3,050        13
 Net borrowings (payments) on revolving credit
  note                                              (14,526)    2,044     3,233
 Net borrowings (payments) on fleet financing
  agreement                                          (3,097)      323      (244)
 Proceeds from stock options exercised                  120        96         -
 Payment of common stock dividends                     (205)        -         -
 Payment of preferred stock dividends                  (272)     (653)     (158)
 Redemption of preferred stock                       (4,537)   (1,050)        -
                                                   --------   -------   -------
     Net cash and cash equivalents provided by
      (used in) financing activities                  4,034    (2,089)    2,015
                                                   --------   -------   -------
Increase in cash and cash equivalents                 5,098       639     1,277

Cash and cash equivalents at beginning of year        2,062     1,423       146
                                                   --------   -------   -------

Cash and cash equivalents at end of year           $  7,160     2,062     1,423
                                                   ========   =======   =======

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                       December 31, 1996, 1995, and 1994

================================================================================

(1)  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------
     Description of Business
     -----------------------
     Since 1964, CMI Corporation and its subsidiaries (the Company) have manufactured and marketed automated equipment for the road and heavy construction industry. The Company's automated construction equipment has a wide variety of uses in the maintenance, construction, paving, and resurfacing of highways, city streets, parking lots, airport runways, tunnels, and bridges. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

     Seasonal Nature of the Business
     -------------------------------
     The Company's business is seasonal in nature and precedes the months in which highway and road construction and restoration generally occur. A large portion of the Company's orders for its products are received in the months of November through July, with heavy shipments occurring in the months of March through August.

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

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     The Company had short-term notes receivable and sales-type lease payments due from customers included in accounts receivable of approximately $1,321,000 and $2,538,000 at December 31, 1996 and 1995, respectively.

     Inventories
     -----------
     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead which are related to the purchase and production of inventories.

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

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have an impact on the Company's consolidated financial position or results of operations.

     Other Assets
     ------------
     Other assets include loan acquisition costs and other intangible assets. Loan acquisition costs are being amortized over the life of the related loan agreement.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

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


     Stock Option Plan
     -----------------
     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Earnings Per Common Share
     -------------------------
     Earnings per common share amounts are computed by dividing net earnings less redeemable preferred stock dividends and accretion of the difference between the ultimate redemption value and the initial carrying value of redeemable preferred stock for the period, by the weighted average outstanding number of common shares and common share equivalents for the period. Common share equivalents are not considered in the computation of per share amounts if their effect is anti-dilutive.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities, and redeemable preferred stock approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables and long-term debt approximates fair value as the effective rates for these instruments are comparable to market rates at year-end.

     Reclassifications
     -----------------
     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1996 presentation.

(2)  Long-Term Debt and Notes Payable to Related Parties
     ---------------------------------------------------

     Long-term debt and notes payable at December 31 are summarized as follows (dollars in thousands):



                                                            1996  1995
                                                            ----  ----
     Series A Senior Notes, unsecured, with interest at
     7.68%, due from September 2000 to September 2006     $30,000       -

     Revolving line of credit, unsecured, at LIBOR
     plus 1.5%                                                  -       -

     Prime plus 1.5% (10.0% at December 31, 1995)
     revolving credit note, collateralized by a first
     security interest in substantially all assets of
     the Company                                                -  10,530

     Prime plus 1.5% (10.0% at December 31, 1995) term
     note, collateralized by a first security interest
     in substantially all assets of the Company                 -   3,996


                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

================================================================================


     4.4% to 8.25% (8.1% weighted average rate) fixed rate
     bonds, collateralized by a first security interest
     in certain real property, due September 2010              4,275    4,445

     Prime plus 2.0% (10.5% at December 31, 1995)
     unsecured note                                                -    3,050

     Obligations under a fleet financing agreement due
     through 1998, with interest at prime, collateralized
     by certain equipment under lease contracts                    -    3,097

     Lease-purchase obligations and notes payable due
     through 1998, with interest from 9% to 16%,
     collateralized by certain equipment                          84      313
                                                             -------   ------
                                                              34,359   25,431

     Less current maturities of long-term debt                  (256)  (2,340)
                                                             -------   ------

                                                             $34,103   23,091
                                                             =======   ======

     In September 1996, the Company completed a $30,000,000 private placement of unsecured series A senior notes and established a $25,000,000 unsecured revolving line of credit with Bank of Oklahoma, N.A. of Oklahoma City. The $55,000,000 in new financing replaced the existing $30,000,000 credit agreement which had been in place since 1991. A portion of the proceeds from the $30,000,000 unsecured series A senior notes were used to retire higher-interest debt and to redeem the Company's preferred stock. The $30,000,000 unsecured series A senior notes provide for interest at 7.68% and mature from September 2000 to September 2006. The $25,000,000 unsecured revolving line of credit provides for interest at the LIBOR rate plus 1.5% and matures three years from the date of initial borrowing. As of December 31, 1996 the Company had not utilized the unsecured revolving line of credit.

     In 1994, the Company amended the credit agreement which had been in place since 1991. Terms of the amended credit agreement provided for a maximum credit line of $30,000,000, which consisted of a $25,200,000 revolving line of credit and a $4,800,000 term loan. Both the revolving line of credit and the term loan provided for interest at prime plus 1.5% and were due in December 1997. Amounts available under the revolving line of credit were based upon and collateralized by eligible accounts receivable and inventories as defined by the credit agreement. The unused portion of the revolving line of credit was approximately $6,910,000 at December 31, 1995. The credit agreement

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

================================================================================

     was replaced by the $30,000,000 unsecured series A senior notes and the $25,000,000 unsecured revolving line of credit in September 1996.

     The Company's fleet financing agreement allows the Company to borrow 100 percent of the net sales price of specific equipment under lease contracts. The terms of the individual borrowings under the financing agreement are consistent with the lease contracts and generally range from three months to three years. Borrowings under the fleet financing agreement are secured by the specific equipment. As of December 31, 1996 the Company had no borrowings outstanding under the fleet financing agreement.

     Certain debt agreements contain restrictions on working capital, net worth, and other restrictive covenants. At December 31, 1996, the Company was in compliance with these covenants.

     In January 1993, the Company entered into separate loan agreements with Recovery Equity Investors, L.P. (REI), a shareholder, and Mr. Larry Hartzog, a shareholder and member of the Company's board of directors, to borrow $1,970,000 at a fixed interest rate of 9 percent, due in July 1995. In July 1995, the $1,970,000 was paid in accordance with the loan agreements. The loan agreements also included the issuance of stock purchase warrants entitling REI and Mr. Hartzog to purchase up to 600,000 aggregate shares of the Company's Class A Common Stock at an exercise price of $3.75 per share. At the date of the loan agreement, the closing price of the Company's Class A Common Stock was $3.50. The lenders paid $50,000 for the stock purchase warrants. The Company allocated the total proceeds from the debt and the stock purchase warrants based on their book values which were determined to be their respective fair values. In January 1997, REI and Mr. Hartzog exercised the stock purchase warrants at an exercise price of $3.75 per share purchasing 600,000 shares of the Company's Class A Common Stock.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1996, are as follows (dollars in thousands):


                    1997                             $   256
                    1998                                 208
                    1999                                 213
                    2000                               4,512
                    2001                               4,532
                    Thereafter                        24,638
                                                      ------
                                                     $34,359
                                                      ======

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

(3)  Redeemable Preferred Stock
     --------------------------

     In connection with a 1985 acquisition, the Company issued 4,800 shares of 7% Series B Preferred Stock with a $4.8 million redemption value. The preferred stock accrued dividends at the rate of $70 per share per year. The cumulative dividends were payable each January and July and had to be fully paid or declared with funds set aside for payment before any dividend could be declared or paid on any other class of the Company's stock. The preferred stock carried a redemption price of $1,000 per share. During the period from 1988 to 1995, 1,350 shares of the preferred stock were redeemed and certain dividends were accrued and paid. During 1996, the Company paid approximately $4.8 million for the redemption of 3,450 shares of preferred stock plus accrued dividends. As of December 31, 1996 the Company had redeemed all outstanding preferred stock shares.

(4)  Common Stock and Other Capital
     ------------------------------

     In 1991, the Company entered into an Investment Agreement with REI pursuant to which, the Company sold REI 6,666,667 shares of Common Stock (subsequently Class A Common Stock) at $.75 per share. The Investment Agreement contains various covenants and restricts the Company from taking certain actions without the prior written consent of REI.

     On February 14, 1992, the Company filed an amended and restated certificate of incorporation, which authorizes 20,000 shares of common stock and 45,000,000 shares of Class A Common Stock. Additionally, the Company effected a 1-for-2,000 reverse split of the common stock and declared a stock dividend of 1,999 shares of Class A Common Stock for each whole share of common stock outstanding following the reverse split. Owners of the remaining common stock could exchange each share of common stock for one share of Class A Common Stock. The exchange offer expired on April 30, 1992. At December 31, 1996, 621 shares of common stock had not been exchanged. The Class A Common Stock has certain transfer restrictions in order to prevent a change in ownership, which could limit or eliminate the Company's income tax net operating loss carryforwards (see note 7).

     On February 3, 1987, the Company authorized and declared a dividend of rights to purchase shares of common stock, subsequently Class A Common Stock, (the Rights) at the rate of one Right for each share of Class A Common Stock outstanding to shareholders of record as of February 4, 1987. The Rights Agreement was amended to exclude REI and the chairman of the board and chief executive officer from the definition of an acquiring person. The Rights are exercisable upon the occurrence

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     of certain events. In the event the Company is acquired in a merger or other business combination transaction (including one in which the Company is a surviving corporation), excluding REI and the chairman of the board and chief executive officer, it is provided that each of the Rights will entitle its holder to purchase, at the then current exercise price of the Rights, that number of shares of Class A Common Stock of the surviving company, which at the time of such transaction would have a market value of two times the exercise price of the Rights. Therefore, each of the Rights entitled the holder, until February 4, 1997, to buy one share of Class A Common Stock at an exercise price of one-half of its market value at the time of exercise. The Rights are evidenced by the Class A Common Stock certificate and are not exercisable or transferable apart from the Class A Common Stock until fifteen days after a person, excluding REI and the chairman of the board and chief executive officer, acquires 20 percent or more, or makes a tender offer for 30 percent or more, of the Class A Common Stock. The exercise price and the number of shares of Class A Common Stock issuable upon the exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights do not have any voting rights and are redeemable, at the option of the Company, at a price of $.01 per Right until fifteen days subsequent to any person or entity acquiring beneficial ownership, excluding REI and the chairman of the board and chief executive officer, of at least 20 percent of the Class A Common Stock. Under terms of the Rights Agreement, the Rights expired on February 4, 1997.

(5)  Stock Option Plans
     ------------------

     The Company has established the 1992 Incentive Stock Option Plan (the Plan) for its employees, as approved by the shareholders. The Plan has two features: (1) stock options and (2) stock appreciation rights. The Plan is administered by the Compensation Committee of the Board of Directors. The granting of stock options and/or appreciation rights is at the sole discretion of the Compensation Committee. Board members are not allowed to participate in the Plan. A maximum of 1,000,000 stock options and/or appreciation rights may be granted under the Plan. The exercise price of the stock options is the market value of Class A Common Stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing six months after the grant date. The Compensation Committee is entitled in its discretion to grant options with vesting periods which are different from the standard four year period. In a limited number of instances, the Compensation Committee has exercised its discretion and has granted options with both shorter and longer vesting periods than the standard four year period.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     At December 31, 1996, there were 320,208 additional options available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.14 and $3.54, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected volatility 58%, expected dividend yield 1%, risk-free interest rate of 5.5%, and an expected life of 5 years; 1995 - expected volatility 58%, expected dividend yield 0%, risk-free interest rate of 5.5%, and an expected life of 5 years.

     The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:


                                                     1996          1995
                                                    -------       ------

           Net earnings          As reported         $5,461       17,501
                                 Pro forma            5,374       17,460

           Earnings per share    As reported         $ 0.25         0.82
                                 Pro forma             0.25         0.82


     Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock appreciation rights may be issued with stock options or separately, at the sole discretion of the Compensation Committee. Stock appreciation rights, if granted, would be payable in shares of Class A Common Stock over the same vesting period as the stock options. At December 31, 1996, no stock appreciation rights had been granted.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     Stock option activity during the periods indicated is as follows:


                                       Number of            Weighted-Average
                                        Shares               Exercise Price
                                       ---------            ----------------

       Balance at December 31, 1994      500,000                  $3.54

            Granted                      100,000                   6.44
            Exercised                     29,792                   3.25
            Forfeited                     60,000                   5.06
            Expired                       10,208                   6.80
                                         -------
       Balance at December 31, 1995      500,000                   3.89

            Granted                      150,000                   4.17
            Exercised                      1,000                   3.25
                                         -------

       Balance at December 31, 1996      649,000                  $3.95
                                         =======

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.25 - $6.75 and 1.7 years, respectively.

     At December 31, 1996 and 1995, the number of options exercisable was 374,125 and 250,000, respectively, and the weighted-average exercise price of those options was $3.46 and $3.25, respectively.

     In February 1993, a member of the board of directors received options to purchase 10,000 shares of Class A Common Stock at the then current market price of $4.875 per share. The options were immediately exercisable. No options had been exercised at December 31, 1996.

     In 1992, a consulting firm, of which a former board member is a director, received options for the purchase of up to 100,000 shares of Class A Common Stock for past services rendered. These options were immediately exercisable at an exercise price of $1.38 per share. The Company recorded approximately $125,000 in expense in 1992 for these options. At December 31, 1996, the 100,000 options had been exercised.

(6)  Leases
     ------

     The Company leases equipment to customers under short-term and long-term contracts. Short-term contracts generally range from three to six months. Rental income from short-term leases was approximately $2,935,000, $2,096,000, and $1,650,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     The Company's long-term leases generally qualify as sales-type leases. The net investment in such leases is included in receivables. Future minimum lease payments to be received in 1997 are approximately $1,321,000.

(7)  Income Taxes
     ------------

     Income tax expense (benefit) consisted of the following (dollars in thousands):

                                          1996    1995      1994
                                          ----    ----      ----
       Current tax expense               $  165     616       536
       Deferred tax expense (benefit)     3,000  (8,800)  (10,000)
                                         ------  ------   -------

                                         $3,165  (8,184)   (9,464)
                                         ======  ======   =======

     The deferred tax benefit in 1995 and 1994 consisted of a reduction of the beginning-of-the-year valuation allowance of $12,479,000 and $14,957,000, respectively, offset by a deferred tax expense of $3,679,000 and $4,957,000, respectively.

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to pretax income of 35% in 1996 and 1995, and 34% in 1994, as a result of the following (dollars in thousands):


                                         1996         1995          1994
                                         ----         ----          ----
       Computed expected
        tax expense                    $3,019        3,261          4,604
       State income taxes                 336          380            530
       Reduction of valuation allowance   (37)     (12,479)       (14,957)
       Other, net                        (153)         654            359
                                       ------      -------        -------

                                       $3,165       (8,184)        (9,464)
                                       ======      =======        =======

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows (dollars in thousands):


                                                       1996         1995
                                                       ----         ----
     Net operating loss and other carryforwards      $14,139        16,932
     Other, net                                        3,559         4,074
                                                     -------       -------
     Deferred tax assets                              17,698        21,006
     Deferred tax liability (plant and equipment)     (1,267)       (1,538)
                                                     -------        ------
                                                      16,431        19,468
     Less valuation allowance                            631           668
                                                     -------        ------

     Net deferred tax asset                          $15,800        18,800
                                                     =======        ======

     During 1994, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1994 to reduce current income taxes (approximately $5 million) and to recognize a deferred tax asset of $10 million at December 31, 1994. During 1995, the Company reduced the valuation allowance to recognize a deferred tax asset of $18.8 million at December 31, 1995. The deferred tax asset at December 31, 1996 was $15.8 million. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $38 million to $43 million in future years.

     The estimated taxable income for 1996 before utilization of income tax net operating loss carryforwards was approximately $7.6 million. The taxable loss for 1995 was approximately $10 million. This differs from earnings before income taxes for 1995 as a result of realizing a loss on the sale of the assets of CMI Energy Conversion Systems, Inc. (CMI Energy) for tax purposes. The loss was recognized for financial reporting purposes in prior years when the assets of CMI Energy were reduced to estimated realizable value. The taxable income for 1994 before utilization of income tax net operating loss carryforwards was approximately $13 million.

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $15,800,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $631,000 is maintained against deferred tax assets which the Company has determined to not be realizable.

     At December 31, 1996, the Company has a tax net operating loss carryforward of approximately $26,445,000 for federal income tax purposes. Such carryforwards, which may provide future tax benefits, expire as follows:
     $3,053,000 in 2004, $8,272,000 in 2005, $4,810,000 in 2006, and $10,310,000
     in 2010. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year (see note 4).

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

(8)  Export Sales
     ------------

     The Company had export sales of approximately $29.4 million, $16.7 million, and $23.8 million in 1996, 1995, and 1994, respectively. These sales were made through foreign dealers and representatives. A significant portion of these sales were made in Asia, Australia, Europe, South America, and North and Central America, excluding the United States.

(9)  Employee Benefit Plan
     ---------------------

     The Company has a defined contribution plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. At the discretion of the Board of Directors, the Company matches certain contributions made by eligible employees. Discretionary matching contributions of approximately $155,000, $128,000, and $104,000 were made in 1996, 1995, and 1994, respectively.

(10) Supplemental Quarterly Financial Information (unaudited)
     --------------------------------------------------------

     Following is a summary of the unaudited interim results of operations for the years ended December 31 (dollars in thousands, except share data):


                                                        1996
                                   --------------------------------------------
                                     First    Second    Third    Fourth
                                   Quarter   Quarter  Quarter   Quarter  Total
                                   -------   -------  -------   -------  -----
     Net revenues                  $36,493   38,758   36,636    26,901  138,788
     Net earnings(loss)            $ 2,095    1,784    2,333      (751)   5,461
     Net earnings(loss)
      per common and common
      equivalent share             $   .10      .09      .11      (.05)     .25

                                                        1995
                                   --------------------------------------------
                                     First    Second    Third    Fourth
                                   Quarter   Quarter  Quarter   Quarter  Total
                                   -------   -------  -------   -------  -----
     Net revenues                  $32,671   43,604   30,923    23,380  130,578
     Net earnings(loss)            $ 2,372   14,804      878      (553)  17,501
     Net earnings(loss)
      per common and common
      equivalent share             $   .11      .71      .04      (.04)     .82

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================


                                                       1994
                                   -------------------------------------------
                                     First    Second    Third    Fourth
                                   Quarter   Quarter  Quarter   Quarter  Total
                                   -------   -------  -------   -------  -----
     Net revenues                  $27,863   48,165   27,291    24,686  128,005
     Net earnings                  $ 2,218   18,337    1,758       305   22,618
     Net earnings
      per common and common
      equivalent share             $   .11      .87      .08       .01     1.07

(11) Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest amounted to approximately $2,346,000, $3,166,000, and $2,730,000 in 1996, 1995, and 1994, respectively.

     Cash paid for income taxes amounted to approximately $315,000, $277,000 and $439,000 in 1996, 1995, and 1994, respectively.

     Supplemental schedule of noncash investing and financing activities are as follows:

     . During 1994, $149,000 of lease assets and obligations were capitalized.

(12) Commitments and Contingencies
     -----------------------------

     The Company and its subsidiaries are parties to various leases relating to plants, warehouses, office facilities, transportation vehicles, and certain other equipment. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. It is expected that in the normal course of business, the majority of the leases will be renewed or replaced by other leases. Leases do not restrict dividends, debt, or future leasing arrangements. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $419,000 in 1996, $460,000 in 1995, and $457,000 in 1994.

     Minimum rental commitments under all noncancellable leases for each year subsequent to December 31, 1996, are approximately as follows: $413,000 in 1997, $292,000 in 1998, $243,000 in 1999 and $18,000 in 2000.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================

     At December 31, 1996, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3,638,000 through December 2002.

(13) Litigation
     ----------

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

     As previously disclosed, on November 22, 1995, certain attorneys, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois. On December 20, 1995 the case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. The attorneys are seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs.

     The Company filed counterclaims for negligence and legal malpractice where the Company sought an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages, prejudgment interest and other costs. On September 24, 1996 the Company's counterclaims for negligence and legal malpractice were dismissed.

     There are numerous other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings, including the case above, will not have a materially adverse effect on the Company's consolidated financial position, liquidity or future results of operations.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================

(14) CMI Energy Conversion Systems, Inc.
     -----------------------------------

     In 1983, a subsidiary of the Company, CMI Energy, indefinitely suspended construction of a solid waste disposal facility (the Project). In connection with the Project, the Company contracted with the City of Oklahoma City (the City) to receive municipal solid waste. In 1995, the Company sold the assets of CMI Energy for cash and a five year note bearing interest at eight percent. As a result of the sale, a letter of credit in the amount of $675,000 held by the City, securing the Company's performance under the solid waste delivery contract, was released. CMI Energy did not materially affect the Company's results of operations in 1996, 1995, or 1994.

(15) Related Party Transactions
     --------------------------

     In prior years, the Company leased certain equipment and real property from a partnership, 80% of which was owned by the chairman of the board and chief executive officer of the Company, and 20% of which was owned by his father. Total payments made on the lease were approximately $94,000 in 1994. No amounts were paid to the partnership in 1996 or 1995.

     From time to time during 1983 to 1985, the chairman of the board and chief executive officer of the Company loaned CMI Energy approximately $651,000. CMI Energy has repaid the principal amount of the loans. However, at December 31, 1996, interest on the loans of approximately $260,000 was accrued.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                   PART III

In accordance with the provisions of General Instruction G(3), Items 10, 11, 12, and 13 are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 1997.

                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedule, and Reports
          -----------------------------------------------------------------
          on Form 8-K
          -----------

(a)  Consolidated Financial Statements and Consolidated Financial Statement
     -----------------------------------------------------------------------
     Schedule
     --------

1.   Consolidated Financial Statements:
     ----------------------------------

     See Index to Consolidated Financial Statements at Item 8 on Page 21 of this Form 10-K.

2.   Consolidated Financial Statement Schedules:
     -------------------------------------------

     Information required by schedules called for under regulation S-X is either not applicable, not material, or is included in the consolidated financial statements or notes thereto.

3.    Exhibits
      --------

     (Numbered in accordance with Regulation S-K Item 601)


                                                  Page Number or
Exhibit                                          Incorporation by
Number   Description                               Reference to
-------  --------------------------------       ----------------------
 (3i)    Amended and Restated Certificate       Exhibit 2 on Form 8-K,
         of Incorporation                       dated February 18,
                                                1992; and Exhibit (3i)
                                                on Form 10-Q dated
                                                August 14, 1995

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

                                                  Page Number or
Exhibit                                          Incorporation by
Number   Description                               Reference to
-------  ----------------------------------     -----------------
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

 (10)    Separate loan and warrant agreements   Exhibit 1 of the 1992
         with REI and Larry Hartzog.            Form 10-K dated March
                                                8, 1993

 (10)    Stock Purchase Agreement               Exhibit 10 on Form
                                                10-Q dated May 2,
                                                1995.

 (11)    Computation of Earnings Per Share      Exhibit 11 of this
                                                Form 10-K

 (21)    Subsidiaries of the Registrant:

                                                   Place of Incorporation
                       Name                        or Organization
                       ----                        ----------------------
         CMI Limited Partnership                   Oklahoma
         CMI Sales Co.                             Oklahoma
         Product Support, Inc.                     Oklahoma
         Machinery Investment Corporation          Oklahoma
         CMI International (U.K.), Ltd.            England
         CMI Energy Conversion Systems, Inc.       Oklahoma
         CMI OIL Corporation                       Oklahoma
         CMI Dakota Co.                            South Dakota
         CMI Metro-Pav, Inc.                       Iowa
         Transport Trailer Manufacturing Company   Oklahoma


CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================



                                                       Page Number or
Exhibit                                               Incorporation by
Number      Description                                 Reference to
-------     -------------------------              -------------------------

 (23)      Consent of Independent Auditors         Exhibit 23 of this
                                                   Form 10-K

 (27)      Financial Data Schedule                 Exhibit 27 on this
                                                   Form 10-K

(b)  Reports on Form 8-K
     -------------------

     No report on Form 8-K was filed during the fourth quarter of 1996.

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)
CMI CORPORATION

By:  /s/ Bill Swisher                        Dated:  March 10, 1997
     ----------------                              -------------------
     Bill Swisher
     Chairman of the Board and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Kenneth J. Barker                 Dated:  March 10, 1997
       ----------------------------                ----------------------
       Kenneth J. Barker
       Director

By:    /s/ Albert L. Basey                   Dated:  March 10, 1997
       ----------------------------                ----------------------
       Albert L. Basey
       President and Chief Operating Officer

By:    /s/ Ralph P. Cordes                   Dated:  March 10, 1997
       ----------------------------                ----------------------
       Ralph P. Cordes
       Senior Vice President,
       Operations

By:    /s/ Robert L. Curtis                  Dated:  March 10, 1997
       ----------------------------                ----------------------
       Robert L. Curtis
       Vice President, Sales and Marketing

By:    /s/ Joseph J. Finn-Egan               Dated:  March 10, 1997
       ----------------------------                -----------------------
       Joseph J. Finn-Egan
       Director

By:    /s/ Ronald A. Kahn                    Dated:  March 10, 1997
       ----------------------------                ----------------------
       Ronald A. Kahn
       Director

CMI CORPORATION
FORM 10-K
December 31, 1996
================================================================================

                                  SIGNATURES

By:    /s/ Larry D. Hartzog                  Dated:  March 10, 1997
       ----------------------------                ----------------------
       Larry D. Hartzog
       Director

By:    /s/ Jim D. Holland                    Dated:  March 10, 1997
       ----------------------------                ----------------------
       Jim D. Holland
       Senior Vice President, Treasurer
       and Chief Financial Officer

By:    /s/ Jeffrey A. Lipkin                 Dated:  March 10, 1997
       ----------------------------                ----------------------
       Jeffrey A. Lipkin
       Director

By:    /s/ J. Larry Nichols                  Dated:  March 10, 1997
       ----------------------------                ----------------------
       J. Larry Nichols
       Director

By:    /s/ Thomas P. Stafford                Dated:  March 10, 1997
       ----------------------------                ----------------------
       Thomas P. Stafford
       Director

By:    /s/ Ken Stephens                      Dated:  March 10, 1997
       ----------------------------                ----------------------
       Ken Stephens
       Controller

By:    /s/ Bill Swisher                      Dated:  March 10, 1997
       ----------------------------                ----------------------
       Bill Swisher
       Chairman of the Board and
       Chief Executive Officer

Exhibit 11
----------

                        CMI CORPORATION AND SUBSIDIARIES

                       Computation of Earnings Per Share
                 (dollars in thousands, except per share data)

================================================================================


                                               Year ended December 31,
                                               -----------------------
                                                  1996     1995     1994
                                                  ----     ----     ----

       Primary Earnings Per Share
       --------------------------
Net earnings per statement of earnings         $ 5,461   17,501    22,618

Deduct dividends on preferred stock                272      321       158

Deduct accretion of preferred stock discount         -       10        31
                                               -------   ------    ------

Net earnings applicable to common stock        $ 5,189   17,170    22,429
                                               =======   ======    ======
Weighted average common shares outstanding      20,426   20,367    20,352

Add dilutive effect of outstanding stock
 options (as determined using the treasury
 stock method)                                     282      526       614
                                               -------   ------    ------

Weighted average common shares outstanding,
   as adjusted                                  20,708   20,893    20,966
                                               =======   ======    ======
Primary earnings per share                     $   .25      .82      1.07
                                               =======   ======    ======
       Fully Diluted Earnings Per Share
       --------------------------------

Net earnings applicable to common stock as
 shown in primary computation above            $ 5,189   17,170    22,429
                                               =======   ======    ======
Weighted average common shares
 outstanding                                    20,426   20,367    20,352

Add fully dilutive effect of outstanding
 stock options(as determined using the
 treasury stock method)                            282      526       614
                                               -------   ------    ------
Weighted average common shares
 outstanding, as adjusted                       20,708   20,893    20,966
                                               =======   ======    ======

Fully diluted earnings per share               $   .25      .82      1.07
                                               =======   ======    ======


                                                                      Exhibit 23
                                                                      ----------

================================================================================

                         INDEPENDENT AUDITORS' CONSENT


The Board of Directors
CMI Corporation:


We consent to incorporation by reference in the registration statement on Form S-8 (No. 33-66274) of CMI Corporation of our report dated February 12, 1997, relating to the consolidated balance sheets of CMI Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in common stock and other capital, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996, annual report on Form 10-K of CMI Corporation.



                                                           KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
March 10, 1997