Form 10-Q
period 1997-03-31
CMI CORP
filed 1997-05-12
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant To Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 1997  Commission file number 1-5951



                                CMI CORPORATION
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Oklahoma                                    73-0519810
------------------------------           -------------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.


     I-40 & Morgan Road, P.O. Box 1985
           Oklahoma City, Oklahoma                            73101
------------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020
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

Yes  X   No
    ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10
and Voting Common Stock Par Value $.10                        21,078,004
------------------------------------------         -----------------------------
           (Title of each class)                    (Outstanding at May 9, 1997)




                                   -1 of 11-

                                CMI CORPORATION
                                     Index



                                                                   Page
                                                                   ----

PART I.   Financial Information

          Condensed Consolidated Balance Sheets -
           March 31, 1997, December 31, 1996 and
            March 31, 1996                                            3

          Condensed Consolidated Statements of Earnings -
            Three Months Ended March 31, 1997 and 1996                4

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996                5

          Notes to Condensed Consolidated Financial Statements      6-7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8-10


PART II.  Other Information

          Item 1.     Legal Proceedings                              10

          Item 2.     Changes in Securities                          10

          Item 3.     Defaults Upon Senior Securities                10

          Item 4.     Submission of Matters to a Vote of
                      Security Holders                               10

          Item 5.     Other Information                              10

          Item 6.     Exhibits and Reports on Form 8-K               11

          Signatures                                                 11




                                   -2 of 11-

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                            March 31    December 31   March 31
                                              1997         1996         1996
                                           (Unaudited)       *       (Unaudited)
                                           -----------  -----------  -----------
Current assets:
 Cash & cash equivalents                     $ 10,123         7,160       1,589
 Cash equivalents - restricted                      -             -         150
 Receivables, net                              23,472        17,857      15,382
 Inventories
  Finished equipment                           26,766        31,972      30,883
  Work-in-process                              10,505         6,890       8,229
  Raw materials & parts                        22,211        19,835      24,411
                                             --------       -------     -------
     Total inventories                         59,482        58,697      63,523
 Other current assets                             271           187         444
 Deferred tax asset                             5,879         6,700       7,510
                                             --------       -------     -------
     Total current assets                      99,227        90,601      88,598

Property, plant & equipment                    48,009        47,595      46,303
Less accumulated depreciation                  35,336        35,248      35,104
                                             --------       -------     -------
 Net property, plant & equipment               12,673        12,347      11,199

Long-term receivables                             352           352         662
Other assets                                    1,032         1,054         584
Deferred tax assets                             9,100         9,100       9,800
                                             --------       -------     -------

                                             $122,384       113,454     110,843
                                             ========       =======     =======

Current liabilities:
 Current maturities of long-term debt        $    204           256       2,433
 Accounts payable                              11,660         6,409      12,633
 Accrued liabilities                            8,503         8,183       7,579
                                             --------       -------     -------
     Total current liabilities                 20,367        14,848      22,645

Long-term debt                                 34,051        34,103      22,288

Redeemable preferred stock                          -             -       4,537

Common stock & other capital:
 Class A common stock & common stock            2,107         2,047       2,038
 Other capital                                 65,859        62,456      59,335
                                             --------       -------     -------
     Total common stock & other capital        67,966        64,503      61,373
                                             --------       -------     -------

                                             $122,384       113,454     110,843
                                             ========       =======     =======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.



                                   -3 of 11-

                       CMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (In thousands, except per share data)


                                          Three Months Ended
                                               March 31
                                         --------------------
                                            1997       1996
                                         ----------  --------

Net revenues                               $41,713    36,493
                                           -------    ------

Costs and expenses:
  Cost of goods sold                        31,314    25,202
  Marketing and administrative               6,152     5,677
  Engineering and product development        1,434     1,630
                                           -------    ------
                                            38,900    32,509
                                           -------    ------

  Operating earnings                         2,813     3,984
                                           -------    ------

Other expense (income):
  Interest expense                             713       799
  Interest income                             (163)     (154)
  Other, net                                     3        14
                                           -------    ------

Earnings before income taxes                 2,260     3,325

Income tax expense (Note 6)                    836     1,230
                                           -------    ------

Net earnings                               $ 1,424     2,095
                                           =======    ======

Net earnings per common share and
  common share equivalent (Note 3)         $   .07       .10
                                           =======    ======

Average outstanding common shares and
  common share equivalents                  21,152    20,772
                                           =======    ======



See notes to condensed consolidated financial statements.


                                   -4 of 11-

                       CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)



                                                          Three Months Ended
                                                               March 31
                                                           -----------------
                                                             1997     1996
                                                           --------  -------
OPERATING ACTIVITIES
 Net earnings                                              $ 1,424    2,095
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation                                                 614      532
  Amortization                                                  12       10
  Loss on sale of assets                                         4       14
  Change in assets and liabilities:
     Receivables                                            (5,615)  (3,651)
     Inventories                                              (785)    (424)
     Current assets                                            (84)     (55)
     Accounts payable                                        5,251    1,216
     Accrued liabilities                                       320     (856)
     Deferred tax asset                                        821    1,490
     Long-term receivables                                       -      473
     Other non-current assets                                   10       26
                                                           -------   ------

 Net cash provided by operating activities                   1,972      870
                                                           -------   ------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                  101        6
 Capital expenditures                                       (1,045)    (518)
                                                           -------   ------

 Net cash used in investing activities                        (944)    (512)
                                                           -------   ------
FINANCING ACTIVITIES
 Payments on long-term debt                                   (104)    (639)
 Net borrowings on revolving credit note                         -      232
 Net borrowings (payments) on fleet financing agreement          -     (303)
 Payment of preferred stock dividends                            -     (121)
 Proceeds from stock warrants exercised                      2,250        -
 Payment of common stock dividends                            (211)       -
                                                           -------   ------

 Net cash provided by (used in) financing activities         1,935     (831)
                                                           -------   ------

Increase (decrease) in cash and cash equivalents             2,963     (473)

Cash and cash equivalents at beginning of period             7,160    2,062
                                                           -------   ------

Cash and cash equivalents at end of period                 $10,123    1,589
                                                           =======   ======

See notes to condensed consolidated financial statements.



                                   -5 of 11-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. The financial information as of March 31, 1997 and 1996 and for the interim periods ended March 31, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The Company is in a very seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

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

(4) Certain reclassifications have been made to the prior interim period to conform to the 1997 presentation.

(5) There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year. As disclosed in the annual report, in January 1997, certain Board of Directors exercised stock purchase warrants for 600,000 shares of the Company's Voting Class A Common Stock at an exercise price of $3.75 per share.

(6) Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), the benefit of tax deductions and credits not utilized by the Company in the past is reflected as an asset only to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits.

       The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $14,979,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $600,000 is maintained against deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $38 million to $42 million in future years.

                                   -6 of 11-

       At March 31, 1997, the tax effect of the net operating loss carryforwards and temporary differences created a deferred tax asset as follows (in thousands):

                                                     Current  Non-current
                                                     -------  ------------

       Net operating loss & other carryfowards        $2,320       10,998
       Other net deductible temporary differences      3,559       (1,267)
                                                      ------       ------

           Deferred tax assets                         5,879        9,731

           Less valuation allowance                        -          631
                                                      ------       ------

       Net deferred tax asset                         $5,879        9,100
                                                      ======       ======

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

       At March 31, 1997, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $4,455,000 through September 2006.

(8)  Litigation
     ----------

       As previously disclosed, on November 22, 1995, certain attorneys, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois. On December 20, 1995, the case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. The attorneys are seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgement and postjudgment interest and other costs.

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


                                   -7 of 11-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net revenues for the three months ended March 31, 1997 rose to $41,713,000, an increase of 14.3 percent, from $36,493,000 for the comparable three months ended in 1996. Net earnings for the three months ended March 31, 1997 were $1,424,000, or seven cents per share, compared to $2,095,000, or ten cents per share, for the comparable three months ended in 1996.

Net earnings declined as the cost of goods sold increased 24.3 percent in the quarter, which resulted primarily from the Company's focused manufacturing concept for improving quality while making manufacturing more efficient. Although this program is expected to reduce costs of both labor and material over time, putting the program in place and working with new manufacturing processes increased the Company's labor costs during the quarter.

Gross margin for the three months ended March 31, 1997 was 24.9 percent, a decrease from 30.9 percent for the comparible three months ended in 1996. In addition to increased cost of goods sold related to higher labor content for the quality enhancements, product modifications and development for special orders, also impacted the first quarter gross margins.

Marketing and administrative expenses for the three months ended March 31, 1997 were $6,152,000, an increase of $475,000 from the comparable three months ended in 1996. The Company's market strategy continues to include customer demonstrations for new and existing products, participation in industry trade shows, and an increasing sales force for domestic and international locations. Marketing and administrative expenses as a percentage of net revenues for the three months ended March 31, 1997 were 14.7 percent compared to 15.6 percent for the comparable three months ended in 1996.

Engineering and product development expenses for the three months ended March 31, 1997 were $1,434,000, a decrease of $196,000 from the comparable three months ended in 1996. Engineering and product development expenses as a percent of net revenues for the three months ended March 31, 1997 were 3.4 percent compared to 4.5 percent for the comparable three months ended in 1996. The Company continues to be committed to product development and enhancement.

Interest expense for the three months ended March 31, 1997, decreased to $713,000 from $799,000 for the comparable three months ended in 1996. The Company experienced more favorable interest rates for the comparable periods, the result of the new financing completed in September 1996.

The Company's effective tax rate was approximately 37 percent for both three month periods ending March 31, 1997 and 1996. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1996 was approximately 37 percent and the Company expects a comparable annual effective rate in 1997.



                                   -8 of 11-

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remained strong during the first quarter of 1997. Working capital at March 31, 1997 was $78,860,000 compared to $65,953,000 at March 31, 1996, an increase of $12,907,000. The increase in working capital is primarily due to an increase in cash of $8,534,000, and an increase in receivables of $8,090,000; offset by, a decrease in inventories of $4,041,000 and a decrease in current maturities of long-term debt of $2,229,000. The current ratio at March 31, 1997 was 4.87-to-1 compared to 3.91-to-1 at the same time last year.

Cash provided by operating activities for the three months ended March 31, 1997 was $1,972,000 compared to $870,000 for the comparable three months ended in 1996. Financing activities for the three months ended March 31, 1997 provided an additional $1,935,000, which included $2,250,000 proceeds from stock warrants being exercised.

Capital expenditures are budgeted at $5 million for 1997 and will be financed using internally generated funds and leasing programs. These capital expenditures will be used to continue improving the Company's manufacturing and product support efficiencies. Capital expenditures for the three months ending March 31, 1997 were $1,045,000 compared to $518,000 for the comparable three months ended in 1996.

The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. The Company's $25,000,000 unsecured revolving line of credit matures three years from the date of initial borrowing. As of March 31, 1997, the Company had not utilized the unsecured revolving line of credit. Other long-term debts have maturity dates ranging from August 1997 to September 2010 and are expected to be paid or refinanced when due.

During the first quarter of 1997 the Company paid a quarterly cash dividend of one cent per share on March 3, 1997, to holders of record at the close of business on February 21, 1997. During the second quarter of 1997 the Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share payable on June 2, 1997, to holders of record at the close of business on May 16, 1997. It is the Board of Directors present intention to continue paying quarterly cash dividends.

Income Taxes
------------

Under the provisions of Statement 109, the benefits of future tax deductions and credits not utilized by the company in the past are reflected as an asset to the extent the company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending March 31, 1997, the company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the company has determined it is "more likely than not" that the $14,979,000 of future tax deductions and credits will be utilized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $38 million to $42 million in future years.


                                   -9 of 11-

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 2, 1997, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The items of business considered at the annual meeting were as follows:

1. The election of Joe Finn-Egan, Jeff Lipkin, and Larry Nichols to serve as directors of the Company for a term of three years.

At the annual meeting, 19,719,796 votes were cast by the shareholders FOR the election of Joe Finn-Egan and 155,682 votes were WITHHELD; 19,719,195 votes were cast by the shareholders FOR the election of Jeff Lipkin and 156,283 votes were WITHHELD; 19,697,410 votes were cast by the shareholders FOR the election of Larry Nichols and 178,068 votes were WITHHELD.

ITEM 5.  OTHER INFORMATION.

None.


                                  -10 of 11-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       11   Statement re Computation of Per Share Earnings
       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 9, 1997             /s/ Jim D. Holland
       ----------------          -------------------------------------
                                 Jim D. Holland
                                 Senior Vice President,
                                 Chief Financial Officer & Treasurer



                                   -11 of 11-