Form 10-Q
period 1997-06-30
CMI CORP
filed 1997-08-13
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the quarterly period ended June 30, 1997      Commission file number 1-5951



                                CMI CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Oklahoma                                   73-0519810
-----------------------------           --------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)



 I-40 & Morgan Road, P.O. Box 1985
     Oklahoma City, Oklahoma                             73101
----------------------------------------            --------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10 and
Voting Common Stock Par Value $.10                          21,078,004
----------------------------------------------- --------------------------------
      (Title of each class)                     (Outstanding at August 11, 1997)



                                    -1 of 11-

                                CMI CORPORATION
                                     Index



                                                                      Page
                                                                      ----

PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996 and
            June 30, 1996                                              3

          Condensed Consolidated Statements of Earnings -
            Three Months and Six Months Ended June 30, 1997
            and 1996                                                   4

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                    5

          Notes to Condensed Consolidated Financial
            Statements                                                 6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations              8


PART II. Other Information

          Item 1.  Legal Proceedings                                  10

          Item 2.  Changes in Securities                              10

          Item 3.  Defaults Upon Senior Securities                    10

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                   11

          Item 5.  Other Information                                  11

          Item 6.  Exhibits and Reports on Form 8-K                   11

          Signatures                                                  11


                                    -2 of 11-

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                              June 30  December 31  June 30
                                                1997      1996       1996
                                            (Unaudited)     *     (Unaudited)
                                             --------- ----------- ---------
Current assets:
 Cash & cash equivalents                     $ 16,465    7,160       1,626
 Cash equivalents - restricted                      -        -         150
 Receivables, net                              22,631   17,857      13,222
 Inventories
  Finished equipment                           20,352   31,972      29,807
  Work-in-process                              10,533    6,890       8,434
  Raw materials & parts                        21,495   19,835      23,783
                                             --------  -------     -------
    Total inventories                          52,380   58,697      62,024

 Other current assets                             884      187         391
 Deferred tax asset                             4,565    6,700       6,480
                                             --------  -------     -------
   Total current assets                        96,925   90,601      83,893

Property, plant & equipment                    49,428   47,595      46,828
Less accumulated depreciation                  35,905   35,248      35,623
                                             --------  -------     -------
 Net property, plant & equipment               13,523   12,347      11,205

Long-term receivables                           2,586      352         629
Other assets                                    1,303    1,054         547
Deferred tax asset                              9,100    9,100       9,800
                                             --------  -------     -------
                                             $123,437  113,454     106,074
                                             ========  =======     =======

Current liabilities:
 Current maturities of long-term debt        $    170      256       3,168
 Accounts payable                              10,051    6,409      10,783
 Accrued liabilities                            9,182    8,183       6,843
                                             --------  -------     -------
   Total current liabilities                   19,403   14,848      20,794

Long-term debt                                 34,000   34,103      17,466

Redeemable preferred stock                          -        -       4,537

Common shares & other capital:
 Class A common stock & common
   stock                                        2,108    2,047       2,047
 Other capital                                 67,926   62,456      61,230
                                             --------  -------     -------
   Total common shares & other capital         70,034   64,503      63,277
                                             --------  -------     -------
                                             $123,437  113,454     106,074
                                             ========  =======     =======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                                    -3 of 11-

                       CMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                       (In thousands, except share data)


                                       Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                       ------------------       ----------------
                                         1997       1996         1997      1996
                                       --------   -------       ------   -------

Net revenues                            $46,105    38,758       87,818   75,251
                                        -------    ------       ------   ------


Costs and expenses:
  Cost of goods sold                     34,365    27,821       65,679   53,023
  Marketing and
    administrative                        6,080     6,157       12,232   11,834
  Engineering and
    product development                   1,709     1,431        3,143    3,061
                                        -------    ------       ------   ------
                                         42,154    35,409       81,054   67,918

Operating earnings                        3,951     3,349        6,764    7,333


Other expense (income):
  Interest expense                          718       593        1,431    1,392
  Interest income                          (323)      (97)        (486)    (251)
  Other expense (income), net                (3)       (3)           -       11
                                        -------    ------       ------   ------

Earnings before income taxes              3,559     2,856        5,819    6,181


Income tax expense (Note 6)               1,329     1,072        2,165    2,302
                                        -------    ------       ------   ------

Net earnings                            $ 2,230     1,784        3,654    3,879
                                        =======    ======       ======   ======

Net earnings per common share and
  common share equivalent (Note 3)      $   .11       .09          .17      .18
                                        =======    ======       ======   ======

Average outstanding common shares
  and common share equivalents           21,172    20,812       21,163   20,793
                                        =======    ======       ======   ======



See notes to condensed consolidated financial statements.



                                     -4 of 11-

                       CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                          Six Months Ended
                                                              June 30
                                                          ----------------
                                                            1997     1996
                                                          -------   ------
OPERATING ACTIVITIES
 Net earnings                                             $ 3,654    3,879
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation                                              1,230    1,068
  Amortization                                                 23       20
  Loss (gain) on sale of assets                                 -       11
  Change in assets and liabilities:
   Receivables                                             (4,774)  (1,491)
   Inventories                                              6,317    1,075
   Current assets                                            (697)      (2)
   Accounts payable                                         3,642     (634)
   Accrued liabilities                                        999   (1,592)
   Deferred tax asset                                       2,135    2,520
   Long-term receivables                                   (2,234)     506
   Other non-current assets                                  (271)      54
                                                          -------   ------

 Net cash provided by operating activities                 10,024    5,414
                                                          -------   ------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                 104        9
 Capital expenditures                                      (2,512)  (1,061)
                                                          -------   ------

 Net cash used in investing activities                     (2,408)  (1,052)
                                                          -------   ------

FINANCING ACTIVITIES
 Payments on long-term debt                                  (189)    (790)
 Net payments on revolving credit note                          -   (5,746)
 Net borrowings(payments)on fleet financing agreement           -    1,739
 Payment of preferred stock dividends                           -     (121)
 Proceeds from stock options exercised                         49      120
 Proceeds from stock warrants exercised                     2,250        -
 Payment of common stock dividends                           (421)       -
                                                          -------   ------

 Net cash provided by(used in)financing activities          1,689   (4,798)
                                                          -------   ------
Increase (decrease) in cash and cash equivalents            9,305     (436)
Cash and cash equivalents at beginning of year              7,160    2,062
                                                          -------   ------

Cash and cash equivalents at end of period                $16,465    1,626
                                                          =======   ======

See notes to condensed consolidated financial statements.


                                     -5 of 11-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of June 30, 1997 and 1996 and for the interim periods ended June 30, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of financial position and the operating results for the interim periods.

(2) The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The Company is in a very seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

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

(4) Certain reclassifications have been made to the prior interim periods to conform to the 1997 presentations.

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

    The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards of future tax benefits and has determined that it is "more likely than not" that the $13,665,000 of deferred tax assets will be utilized. The remaining valuation allowance of approximately $600,000 is maintained against deferred tax assets which the Company has not determined to be "more likely than not" realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $38 million to $42 million in future years.


                                   -6 of 11-

    At June 30, 1997, the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                       Current  Non-Current
                                                       -------  ------------

         Tax operating loss & other carryforwards       $1,006       10,998
         Other net deductible temporary differences      3,559       (1,267)
                                                        ------       ------

            Deferred tax assets                          4,565        9,731

            Less valuation allowance                         -          631
                                                        ------       ------
            Net deferred tax asset                      $4,565        9,100
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

     At June 30, 1997, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $4,836,000 through September 2006.

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

     The Company has filed counterclaims or negligence and legal malpractice where the Company sought an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages, prejudgment interest and other costs. On September 24, 1996, the Company's counterclaims for negligence and legal malpractice were dismissed.

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

                                   -7 of 11-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues increased to $46,105,000 for the three months ended June 30, 1997, compared to $38,758,000 for the three months ended June 30, 1996, an increase of 19 percent. Net earnings increased to $2,230,000, or 11 cents per share, for the three months ended June 30, 1997, compared with $1,784,000, or nine cents per share, for the comparable three months ended June 30, 1996.

Revenues totaled $87,818,000 for the six months ended June 30, 1997, compared to $75,251,000 for the six months ended June 30, 1996, an increase of 17 percent. Net earnings were $3,654,000, or 17 cents per share, for the six months ended June 30, 1997, compared to $3,879,000, or 18 cents per share, for the six months ended June 30, 1996.

Gross margin, as a percentage of net revenues, was 25.5 percent for the three months ended June 30, 1997, compared to 28.2 percent for the three months ended June 30, 1996. Gross margin, as a percentage of net revenues, was 25.2 percent for the six months ended June 30, 1997, compared to 29.5 percent for the six months ended June 30, 1996.

As previously reported, the Company expected some low-margin orders to continue into the second quarter of 1997. This occurred and reduced second quarter gross margins. Additionally, the Company had a continuation of more specialized equipment orders, along with the transaction discounting that was required to remain competitive. The Company's cost of revenues, and specifically the cost of labor, has remained higher than desired as the Company continues implementing changes at its Oklahoma City plant. These changes are designed to make manufacturing operations more productive and our equipment more efficient.

Demand continues strong for the Company's high-performance reclaimer/stabilizers and Roto-Mill pavement profilers, part of the core product lines that helped revolutionize road grade preparation and paving. Importantly, during the first six months of 1997 the Company delivered five premier asphalt plants, approximately $8 million in combined revenues, that showcase the Company's equipment. The Company's commitment to quality has never lagged, even with very competitive pricing conditions. The Company has responded to the competitive pricing while retaining the leadership quality and product performance that the industry expects. The cost is reflected in current gross margins, but improvements are expected as the production enhancements being made at the Oklahoma City plant will enable the Company to be a more cost-efficient yet high-quality manufacturer.

Marketing and administrative expenses decreased $77,000 for the comparable three months ended June 30, 1997, and increased $398,000 for the comparable six months ended June 30, 1997. As a percentage of net revenues marketing and administrative expenses were 13.2 percent for the three months ended June 30, 1997, compared to 15.9 percent for the three months ended June 30, 1996, and were 13.9 percent for the six months ended June 30, 1997, compared to

                                   -8 of 11-

15.7 percent for the six months ended June 30, 1996. The Company's marketing strategy continues to include customer demonstrations for new and existing products, continued participation in industry trade shows, and an increasing sales force for domestic and international locations.

Engineering and product development expenses increased $278,000 for the comparable three months ended June 30, 1997, and increased $82,000 for the comparable six months ended June 30, 1997. As a percentage of net revenues engineering and product development expenses were 3.7 percent for the three months ended June 30, 1997 and the three months ended June 30, 1996, and were
3.6 percent for the six months ended June 30, 1997, compared to 4.1 percent for the six months ended June 30, 1996. The Company continues its commitment to product development and enhancement.

Interest expense increased to $718,000 for the three months ended June 30, 1997, compared to $593,000 for the three months ended June 30, 1996 and increased to $1,431,000 for the six months ended June 30, 1997, compared to $1,392,000 for the six months ended June 30, 1996. The increase is primarily due to increased debt from period to period.

Interest income increased to $323,000 for the three months ended June 30, 1997, compared to $97,000 for the three months ended June 30, 1996 and increased to $486,000 for the six months ended June 30, 1997, compared to $251,000 for the six months ended June 30, 1996. The increase in interest income is primarily due to an increase in cash balances from period to period.

The Company's effective tax rate for the three months and six months ended June 30, 1997 and 1996 was approximately 37 percent.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remained strong during the first six months of 1997. Working capital at June 30, 1997 was $77,522,000 compared to $63,099,000 at June 30, 1996, an increase of $14,423,000. The increase in working capital is primarily due to an increase in cash of $14,839,000, and an increase in receivables of $9,409,000; offset by a decrease in inventories of $9,644,000 and a decrease in current maturities of long-term debt of $2,998,000. The current ratio at June 30, 1997 was 5-to-1 compared to 4.03-to-1 at June 30, 1996.

The increase in cash is the result of an increase in cash provided from operating activities and the new financing put into place during the third quarter of 1996. The increase in receivables is primarily the result of increased sales and reduced activity through the Company's fleet financing agreement utilized by the Company to generate additional working capital when needed. The decrease in inventories is the result of increased sales over the prior period and Management's efforts towards the reduction of inventory levels. The decrease in current maturities of long-term debt is a direct result of the new financing put into place during the third quarter of 1996.

Cash provided by operating activities for the six months ended June 30, 1997 was $10,024,000 compared to $5,414,000 for the comparable six months ended June 30, 1996. Financing activities for the six months ended June 30, 1997 provided an additional $1,689,000, which included $2,250,000 of proceeds from stock warrants exercised reduced by dividend and debt payments.

Capital expenditures are budgeted at $5 million for 1997 and are being financed using internally generated funds and leasing programs. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies. Capital expenditures for the six months ended June 30, 1997 were $2,512,000 compared to $1,061,000 for the comparable six months ended June 30, 1996.

The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. The Company's $25,000,000 unsecured revolving line of credit matures three years from the date of initial borrowing. As of June

                                   -9 of 11-

30, 1997, the Company had not utilized the unsecured revolving line of credit. Other long-term debts have maturity dates ranging from August 1997 to September 2010 and are expected to be paid off when due.

During the second quarter of 1997 the Company paid a quarterly cash dividend of one cent per share on June 2, 1997, to holders of record at the close of business on May 16, 1997. During the third quarter of 1997 the Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share payable on September 2, 1997, to holders of record at the close of business on August 15, 1997. It is the Board of Directors present intention to continue paying quarterly cash dividends.

Income Taxes
------------

Under the provisions of Statement 109, the benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending June 30, 1997, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $13,665,000 of future tax deductions and credits will be utilized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $38 million to $42 million in future years.

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

                                   -10 of 11-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 2, 1997, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The items of business considered at the annual meeting were as follows:

1. The election of Joseph J. Finn-Egan, Jeffrey A. Lipkin, and J. Larry Nichols to serve as directors of the Company for a term of three years.

At the annual meeting, 19,719,796 votes were cast by the shareholders FOR the election of Mr. Finn-Egan and 155,682 votes were WITHHELD; 19,719,195 votes were cast by the shareholders FOR the election of Mr. Lipkin and 156,283 votes were WITHHELD; 19,697,410 votes were cast by the shareholders FOR the election of Mr. Nichols and 178,068 votes were WITHHELD.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K are as follows:

     Exhibit No.
     -----------

     11     Statements re Computation of Per Share Earnings
     27     Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended June 30, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 11, 1997              /s/Jim D. Holland
      ---------------------           -----------------------------------
                                      Jim D. Holland
                                      Sr. Vice President, Treasurer and
                                      Chief Financial Officer


                                   -11 of 11-