Form 10-Q
period 1997-09-30
CMI CORP
filed 1997-11-05
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


   For quarter ended September 30, 1997        Commission file number 1-5951



                                CMI CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Oklahoma                                        73-0519810
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


   I-40 & Morgan Road, P.O. Box 1985
         Oklahoma City, Oklahoma                               73101
----------------------------------------                    -----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Voting Class A Common Stock Par Value $.10                     21,431,383
Voting Common Stock Par Value $.10                                    621
------------------------------------------     ---------------------------------
         (Title of each class)                 (Outstanding at November 5, 1997)



                                    -1 of 12-

                                CMI CORPORATION
                                     Index

                                                            Page
                                                            ----


PART I. Financial Information

        Condensed Consolidated Balance Sheets -
            September 30, 1997, December 31, 1996 and
            September 30, 1996                                 3

        Condensed Consolidated Statements of Earnings -
            Three Months and Nine Months Ended
            September 30, 1997 and 1996                        4

        Condensed Consolidated Statements of Changes in
            Common Stock and Other Capital - September 30,
            1997, December 31, 1996, December 31, 1995
            and December 31, 1994                              5

        Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996      6

        Notes to Condensed Consolidated Financial
            Statements                                         7

        Management's Discussion and Analysis of
            Financial Condition and Results of Operations      9




PART II. Other Information

          Item 1.  Legal Proceedings                          12

          Item 2.  Changes in Securities                      12

          Item 3.  Defaults Upon Senior Securities            12

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                           12

          Item 5.  Other Information                          12

          Item 6.  Exhibits and Reports on Form 8-K           12


Signatures                                                    12



                                   -2 of 12-

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                         September 30   December 31  September 30
                                             1997          1996          1996
                                         -------------  -----------  -------------
                                          (Unaudited)        *        (Unaudited)
Current assets:
 Cash and cash equivalents                   $ 17,240         7,160         9,467
 Cash equivalents - restricted                      -             -           150
 Receivables, net                              20,886        17,857        16,503
 Inventories
  Finished equipment                           18,980        31,972        29,756
  Work-in-process                              12,403         6,890         7,845
  Raw materials and parts                      20,397        19,835        21,985
                                             --------       -------       -------
   Total inventories                           51,780        58,697        59,586


Other current assets                              943           187           302
Deferred tax asset                              3,875         6,700         5,238
                                             --------       -------       -------
   Total current assets                        94,724        90,601        91,246

Property, plant and equipment                  52,054        47,595        46,715
Less accumulated depreciation                  36,475        35,248        34,738
                                             --------       -------       -------
Net property, plant and equipment              15,579        12,347        11,977

Long-term receivables                           3,114           352         1,167
Other assets                                    1,284         1,054           764
Deferred tax asset                              9,100         9,100         9,800
                                             --------       -------       -------

                                             $123,801       113,454       114,954
                                             ========       =======       =======

Current liabilities:
 Current maturities of long-term debt        $    207           256           368
 Accounts payable                               9,268         6,409         8,526
 Accrued liabilities                            8,023         8,183         6,506
                                             --------       -------       -------
   Total current liabilities                   17,498        14,848        15,400

Long-term debt                                 33,948        34,103        34,096

Common shares and other capital:
 Class A common stock and
 Common stock                                   2,143         2,047         2,047
 Other capital                                 70,212        62,456        63,411
                                             --------       -------       -------
   Total common shares and other capital       72,355        64,503        65,458
                                             --------       -------       -------

                                             $123,801       113,454       114,954
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



                                   -3 of 12-

                       CMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                       (In thousands, except share data)


                                         Three Months Ended   Nine Months Ended
                                             September 30       September 30
                                         ------------------  ------------------
                                           1997     1996       1997      1996
                                         --------  --------  --------   -------

Net revenues                             $36,078   36,636     123,896   111,887
                                         -------   ------     -------   -------

Costs and expenses:
  Cost of goods sold                      25,801   25,620      91,480    78,643
  Marketing and administrative             6,083    5,367      18,315    17,201
  Engineering and product development      1,550    1,466       4,693     4,527
                                         -------   ------     -------   -------
                                          33,434   32,453     114,488   100,371
                                         -------   ------     -------   -------

  Operating earnings                       2,644    4,183       9,408    11,516
                                         -------   ------     -------   -------

Other expense (income):
 Interest expense                            743      730       2,174     2,122
 Interest income                            (418)    (181)       (904)     (432)
 Other, net                                    -       39           -        50
                                         -------   ------     -------   -------

Earnings before income taxes               2,319    3,595       8,138     9,776

Income tax expense (Note 6)                  886    1,262       3,051     3,564
                                         -------   ------     -------   -------

Net earnings                             $ 1,433    2,333       5,087     6,212
                                         =======   ======     =======   =======

Net earnings per common share and
  common share equivalent (Note 3)          $.07      .11         .24       .29
                                         =======   ======     =======   =======
Average outstanding common shares and
  common share equivalents                21,382   20,672      21,247    20,757
                                         =======   ======     =======   =======

Dividends per common share                  $.01      .00         .03       .00
                                         =======   ======     =======   =======



See notes to condensed consolidated financial statements.



                                   -4 of 12-

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                            (dollars in thousands)


====================================================================================================
                                                                                         RETAINED
                          COMMON STOCK   CLASS A COMMON STOCK  ADDITIONAL                EARNINGS
                         --------------  --------------------    PAID-IN    TREASURY   (ACCUMULATED
                         SHARES  AMOUNT    SHARES     AMOUNT     CAPITAL      STOCK      DEFICIT)
                         ------  ------  -----------  -------  -----------  ---------  -------------

Balance December 31,
 1994                       621  $    -   20,351,591   $2,035     $46,229       $  -        $(6,131)

Net earnings                  -       -            -        -           -          -         17,501

Dividends declared
 and accretion on
 preferred stock              -       -            -        -        (321)         -            (10)

Exercise of stock
 options                      -       -       29,792        3          93          -              -
                         ------  ------  -----------  -------  ----------   --------        -------
Balance December 31,
 1995                       621  $    -   20,381,383   $2,038     $46,001       $  -        $11,360

Net earnings                  -       -            -        -           -          -          5,461

Dividends declared
 and accretion on
 preferred stock              -       -            -        -           -          -           (272)

Dividends paid,
 common stock                 -       -            -        -           -          -           (205)

Exercise of stock
 options                      -       -       86,000        9         111          -              -
                         ------  ------  -----------  -------  ----------   --------        -------

Balance December 31,
 1996                       621  $    -   20,467,383   $2,047     $46,112       $  -        $16,344

Net earnings                  -       -            -        -           -          -          5,086

Purchase of treasury
 stock                        -       -            -        -           -        (32)             -

Dividends paid,
 common stock                 -       -            -        -           -          -           (635)

Exercise of stock
 warrants                     -       -      600,000       60       2,190          -              -

Exercise of stock
 options                      -       -      364,000       36       1,147          -              -
                         ------  ------  -----------  -------  ----------   --------        -------

Balance September 30,
 1997 (Unaudited)           621  $    -   21,431,383   $2,143     $49,449       $(32)       $20,795
                         ======  ======  ===========  =======  ==========   ========        =======


See notes to condensed consolidated financial statements.



                                   -5 of 12-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                       Nine Months Ended
                                                         September 30
                                                      ------------------
                                                        1997      1996
                                                      --------  --------
OPERATING ACTIVITIES
 Net earnings                                         $ 5,087     6,212
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation                                          1,810     1,633
  Amortization                                             35        64
  Loss on sale of assets                                    -        65
  Change in assets and liabilities:
    Receivables, net                                   (3,029)   (4,772)
    Inventories                                         6,917     3,513
    Current assets                                       (756)       87
    Accounts payable                                    2,859    (2,891)
    Accrued liabilities                                  (160)   (1,929)
    Deferred tax asset                                  2,825     3,762
    Long-term receivables                              (2,762)      (32)
    Other non-current assets                             (266)     (209)
                                                      --------  --------
 Net cash provided by operating activities             12,560     5,503
                                                      -------   -------

INVESTING ACTIVITIES
 Proceeds from sale of assets                             107        24
 Capital expenditures                                  (5,149)   (2,466)
                                                      -------   -------

 Net cash used in investing activities                 (5,042)   (2,442)
                                                      -------   -------

FINANCING ACTIVITIES
 Payments on long-term debt                              (204)     (294)
 Borrowings on long-term debt                               -    26,950
 Net payments on revolving credit note                      -   (14,526)
 Net payments on fleet financing agreement                  -    (3,097)
 Payment of preferred stock dividend                        -      (272)
 Redemption of preferred stock                              -    (4,537)
 Proceeds from stock options exercised                  1,183       120
 Proceeds from stock warrants exercised                 2,250         -
 Payment of common stock dividends                       (635)        -
 Purchase of treasury stock                               (32)        -
                                                      -------   -------

 Net cash provided by financing activities              2,562     4,344
                                                      -------   -------

Increase in cash and cash equivalents                  10,080     7,405

Cash and cash equivalents at beginning of period        7,160     2,062
                                                      -------   -------

Cash and cash equivalents at end of period            $17,240     9,467
                                                      =======   =======

See notes to condensed consolidated financial statements.

                                   -6 of 12-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of September 30, 1997 and 1996 and for the interim periods ended September 30, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of financial position and the operating results for the interim periods.

(2) The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The Company is in a seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

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

    The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards of future tax benefits and has determined that it is "more likely than not" that the $12,975,000 of deferred tax assets will be utilized. The remaining valuation allowance of approximately $600,000 is maintained against deferred tax assets which the Company has not determined to be "more likely than not" realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $36 million to $40 million in future years.



                                  -  7 of 12-

    At September 30, 1997, the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                       Current  Non-Current
                                                       -------  ------------

         Tax operating loss & other carryforwards       $  316       10,998
         Other net deductible temporary differences      3,559       (1,267)
                                                        ------       ------

            Deferred tax assets                          3,875        9,731

            Less valuation allowance                         -          631
                                                        ------       ------

         Net deferred tax asset                         $3,875        9,100
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

     At September 30, 1997, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3,427,000 through September 2006.

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

     The Company filed counterclaims of negligence and legal malpractice where the Company sought an unspecified amount of monetary damages, disgorgement of all legal fees collected, punitive damages, prejudgment interest and other costs. On September 24, 1996, the Company's counterclaims for negligence and legal malpractice were dismissed.

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

                                  -  8 of 12-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company reported revenues of $36,078,000 for the three months ended September 30, 1997, compared to revenues of $36,636,000 for the three months ended September 30, 1996. Net earnings were $1,433,000, or 7 cents per share, for the three months ended September 30, 1997, compared with $2,333,000, or 11 cents per share, for the three months ended September 30,1996.

For the nine months ended September 30, 1997, revenues were $123,896,000, an increase of 10.7%, compared to $111,887,000 for the nine months ended September 30, 1996. Net earnings were $5,087,000, or 24 cents per share, for the nine months ended September 30, 1997 compared to $6,212,000, or 29 cents per share, for the nine months ended September 30, 1996.

Gross margin, as a percentage of revenues, was 28.5% for the three months ended September 30, 1997, compared to 30.1% for the three months ended September 30, 1996. For the nine months ended September 30, 1997, gross margin, as a percentage of revenues, was 26.2%, compared to 29.7% for the nine months ended September 30, 1996. Gross margin for the third quarter of 28.5% was an improvement over the second quarter of 25.5% and the first quarter of 24.9%.
The Company's changeover to a new manufacturing program continued to impact performance and the ability to get product out the door as new equipment, procedures and training policies were fully implemented. Migration from the 'old' culture to the 'new' resulted in some inefficiencies as adequate inventory levels for 'bread and butter' products were not produced to meet demand.

Marketing and administrative expenses increased $716,000 for the three months ended September 30, 1997, and increased $1,114,000 for the nine months ended September 30, 1997. As a percentage of revenues, marketing and administrative expenses increased to 16.9% for the three months ended September 30, 1997, from 14.6% for the three months ended September 30, 1996. For the nine months ended September 30, 1997, marketing and administrative expenses, as a percentage of revenues, decreased to 14.8% from 15.4% for the nine months ended September 30, 1996. The Company's marketing strategy includes customer demonstrations for new and existing products, continued participation in industry trade shows, and an increased domestic and international sales force.

Engineering and product development expenses increased $84,000 for the three months ended September 30, 1997, and increased $166,000 for the nine months ended September 30, 1997. As a percentage of revenues, engineering and product development expenses were 4.3% for the three months ended September 30, 1997, compared to 4.0% for the three months ended September 30, 1996. As a percentage of revenues, engineering and product development expenses were 3.8% for the nine months ended September 30, 1997, compared to 4.0% for the nine months ended September 30, 1996. The Company continues to be committed to product development and product enhancement.

Interest expense increased to $743,000 for the three months ended September 30, 1997, compared to $730,000 for the three months ended September 30, 1996 and increased to $2,174,000 for the nine months ended September 30, 1997,

                                   -9 of 12-
compared to $2,122,000 for the nine months ended September 30, 1996. The Company's Debt levels and interest rates remained consistent from period to period.

Interest income increased to $418,000 for the three months ended September 30, 1997, compared to $181,000 for the three months ended September 30, 1996 and increased to $904,000 for the nine months ended September 30, 1997, compared to $432,000 for the nine months ended September 30, 1996. The increase in interest income is primarily due to an increase in cash balances from period to period.

The Company's effective domestic tax rate for the three months and nine months ended September 30, 1997 and 1996 was approximately 37%. The Company anticipates no changes in the effective tax rate in future periods. The rate reflected in the statement of earnings is impacted by the operations of the Company's foreign subsidiary.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remained strong during the first nine months of 1997. At September 30, 1997, working capital was $77,226,000, compared to $75,846,000 at September 30, 1996. The current ratio at September 30, 1997 was 5.41-to-1 compared to 5.93-to-1 at September 30, 1996. The Company's quick asset ratio improved to 2.18 at September 30, 1997 from 1.69 at September 30, 1996 the result of increased cash of $7,773,000 and increased receivables of $4,383,000. The increase in cash is primarily due to a decrease in inventories of $7,806,000.

Capital expenditures were budgeted at $5.0 million for 1997 and were to be financed using internally generated funds and leasing programs. Capital expenditures for the nine months ended September 30, 1997 totaled $5,149,000, an increase of $2,683,000 compared to the nine months ended September 30, 1996 and $149,000 over the original 1997 budget. Capital expenditures are expected to be approximately $6.0 million for fiscal year 1997.

The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. The Company's $25,000,000 unsecured revolving line of credit matures three years from the date of initial borrowing. As of September 30, 1997, the Company had not utilized the unsecured revolving line of credit. Other long-term debt has a maturity date of September 2010 and is expected to be paid when due. The debt-to-total-capital percentage was 32.1% at September 30, 1997 compared to 34.5% at September 30, 1996.

During the third quarter of 1997, the Company paid a quarterly cash dividend of one cent per share on September 2, 1997, to holders of record at the close of business on August 15, 1997. It is the Board of Directors' present intention to continue paying quarterly cash dividends.

The Company acquired two companies which manufacture concrete plant equipment. The acquisition of Ross Company located in Brownwood, TX was finalized on October 1, 1997 and CS Johnson Corporation located in Champaign, IL was finalized on October 24, 1997. Additionally on October 2, 1997, the Company signed a definitive agreement to purchase two product lines from Rexworks, Inc. This purchase is expected to close in December, 1997, pending Rexworks' shareholder approval. The Company does not expect much in the way of revenues or profits in 1997 from these acquisitions. In addition, there will be some costs in 1998 to relocate the Rexworks' production from

                                  -10 of 12-

Milwaukee to Oklahoma City; however, overall these acquisitions will contribute to both revenue and earnings for the full year 1998 dispite the relocation costs.

The Company is in the enviable position to consider the merits of 'building' or 'buying' growth. The Company is currently doing both. A strong balance sheet more than supports acquiring technologies and markets to complement existing ones. The Company will only make acquisitions that are strategically sound - financially and market-wise. That's what the Company did with the purchase of Ross Company and CS Johnson Corporation and the anticipated purchase of the two product lines from Rexworks, Inc. In each case, existing production capabilities and marketing know-how can take these operations to new levels of sales and profitability while broadening the scope of the Company's products and services.

Income Taxes
------------


Under the provisions of Statement 109, the benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending September 30, 1997, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result the Company has determined it is "more likely than not" that the $12,975,000 of deferred tax assets will be realized. Realization of the deferred tax assets will require aggregate taxable income of approximately $36 million to $40 million in future years.

Impact of Pending Accounting Pronouncements
-------------------------------------------


In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997.

Management believes that the adoption of Statement 128 will not have a significant impact on the financial condition or the results of operations of the Company.

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

                                  -11 of 12-

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       11   Statements re Computation Per Share Earnings
       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended September 30, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November  5, 1997                /s/ Jim D. Holland
      --------------------             --------------------------------------
                                      Jim D. Holland
                                      Senior Vice President, Treasurer and
                                      Chief Financial Officer



                                     -12 of 12-