Form 10-K
period 1997-12-31
CMI CORP
filed 1998-03-30
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-5951

                                CMI CORPORATION
            (Exact name of registrant as specified in its charter)

             Oklahoma                                   73-0519810
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

           I-40 & Morgan Road
              P.O. Box 1985
            Oklahoma City, OK                                  73101
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code  (405) 787-6020

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
          -------------------                           ---------------------
VOTING CLASS A COMMON STOCK PAR VALUE $.10             NEW YORK STOCK EXCHANGE



          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x      No
                                               ----      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the Voting Class A Common Stock (Class A Common Stock) and the Voting Common Stock (Common Stock) held by non-affiliates of the registrant on March 23, 1998 was $52,463,469.

     The number of shares of the registrant outstanding on March 23, 1998 was 21,500,043 shares of Class A Common Stock and 602 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENTS                              FORM 10-K REFERENCE
                   ---------                              -------------------

PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS         PART III
         TO BE HELD ON MAY 14, 1998

                                CMI CORPORATION
                                   FORM 10-K

                               DECEMBER 31, 1997


                               TABLE OF CONTENTS


          PART I                                                           PAGE

Item 1.          Business................................................     3

Item 2.          Properties..............................................     9

Item 3.          Legal Proceedings.......................................    10

Item 4.          Submission of Matters to a Vote of Security Holders.....    10

                 Executive Officers of the Registrant....................    10

          PART II

Item 5.          Market for the Registrant's Common Stock and
                 Related Shareholder Matters.............................    12

Item 6.          Selected Financial Data.................................    13

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    13

Item 8.          Financial Statements and Supplementary Data.............    22

Item 9.          Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.....................    45

          PART III

Items 10.-13.    All Items Are Incorporated by Reference to the Company's
                 Proxy Statement for the Annual Meeting of Shareholders
                 to be held on May 14, 1998..............................    45

          PART IV

Item 14.         Exhibits, Consolidated Financial Statement Schedule, and
                 Reports on Form 8-K.....................................    45

          SIGNATURES.....................................................    48

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


                                    PART I

Item 1.  Business
         --------

(a)  General Development of Business
     -------------------------------

Unless the context requires otherwise, as used herein, the term "Company" means CMI Corporation and its consolidated subsidiaries. Information regarding 1997 business developments is located in Item 1(c).

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Company currently operates in one industry segment and information regarding this segment is located in Item 1(c). See consolidated financial statements for financial information (Item 8).

(c)  Narrative Description of Business
     ---------------------------------

The Company was incorporated in Oklahoma in 1926. Since 1964, the Company has manufactured and marketed automated equipment for the road and heavy construction industry. The Company is an industry leader in the design and manufacture of automated equipment for the construction and maintenance of highways, city streets, airport runways, county roads, bridges, and parking lots. The Company's products include asphalt plants; asphalt pavement recycling systems; concrete pavers; machines for concrete placing and spreading, finishing, texturing, and curing; pavement profiling machines; pavement reclaimers; a complete line of automated fine grading, materials spreading and placing equipment; soil stabilizers; and a series of multiple use machines, that can be configured for either rear to side discharge, for placing base and/or paving materials. The Company also produces trailers, used by the construction and mining industries, industrial scales, bridge and canal paving equipment, and thermal systems for remediating contaminated soils. The Company has won market recognition by producing products emphasizing recycling and energy conservation.

During the fourth quarter of 1997, the Company expanded its product offerings by acquiring two manufacturers of concrete production plants and two product lines from a third manufacturer. The Company first acquired the Ross Company of Brownwood, Texas, a nearly 50 year old manufacturer of concrete central and ready mix plants. Ross has a strong reputation for innovative ready mix plants, both portable and stationery. The second concern acquired was the 75 year old C.S. Johnson Company of Champaign, Illinois. C.S. Johnson was the pioneer in the design and manufacture of large mass pour concrete central mix plants used on some of the world's largest construction projects. Notable past projects include the Hoover

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


and Grand Coulie Dams. Johnson plants are currently providing the concrete for the world's largest construction project of modern times, the Three Gorges Dam in China. Finally, the Company acquired the TRASHMASTER Landfill compaction line and three hard materials grinding machines for the demolition and wood wastes industry from Rexworks, Inc. of Milwaukee, Wisconsin.

In late 1991, the President signed into law the Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA-91) providing authorizations for total funding of more than $155 billion over a six-year period for highways, highway safety, and mass transportation programs. ISTEA-91, which expired September 30, 1997, had a positive impact on the Company, as well as the road and heavy construction industry as a whole. As in fiscal 1996, Federal Highway Trust Fund spending was set at just over $20 billion for fiscal 1997, continuing a pattern of funding in recent years, but below the amount authorized by Congress under ISTEA-91. After failing to re-authorize a new multi-year federal highway construction funding program during 1997, Congress passed an extension of the old program through April 30, 1998. In March 1998, the Senate passed the ISTEA II re-authorization providing $173 billion over six years for federal highway investment, a 43% increase over the previous six year authorization.
The House bill, BESTEA, is expected to be passed by the April 30, 1998 deadline and it is expected to provide more funds for highways than the measure passed by the Senate.

The North American Free Trade Agreement (NAFTA) and General Agreement on Tariff and Trade (GATT) continue to have a positive impact on the heavy construction industry through increased export sales in North America and Europe.

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

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


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

   Concrete Paving Systems:
   ------------------------

   The Company manufactures and markets worldwide a complete line of street and highway class concrete slipform paving and paving train support machines.
   The popularity of these machines relates directly to job site performance, which often has resulted in contractors earning performance bonuses for pavement smoothness as recorded by profileograph measuring. Some contractors have even recovered the original purchase cost of a machine from the bonuses of a single job.

   The Company's highway class pavers incorporate machine improvements into the basic machine design, making features like computerized crowning and automatic placement of dowel bars less costly to add. During 1995, the Company introduced a new 3000 series of AUTO-GRADE slipform pavers which features a double telescoping mainframe to more easily accommodate changes in paving width. The series is available in two and four track models and is ideal for city streets, lane additions and ramp paving. The Company introduced a new line of curb and gutter pavers and smaller slipform pavers in 1996, which are being marketed under the trade name, METRO-PAV. Upgraded versions of its remaining AUTO-GRADE pavers were also introduced in 1996.

   Pavement Profiling Equipment:
   -----------------------------

   The Company introduced the industry's first dedicated pavement milling machine in 1976. Since that time, the Company's line of "ROTO-MILL" Pavement Profilers has set the standards for the fast developing pavement restoration and recycling market. The Company offers a wide range of models from small utility machines to the PR-1200, the world's largest pavement profiling machine. Current models include the PR-500C, PR-650, and PR-800-7, all half-lane width machines; the PR-1050, and PR-1200, full lane width machines; and two utility rubber tire models, the PRT-225 and PRT-525. During 1997, the Company introduced the PR-525, a track version of the highly mobile PRT-525.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


   Reclaiming/Stabilizing Equipment:
   ---------------------------------

   The Company's popular RS-500, a road reclamation and soil stabilization machine introduced in 1991, has had strong growth in sales over the past six years. Now marketed under the trade name, ROTO-MIXER, the productivity and versatility of these machines have created new work classifications and markets for recycling and pavements; and have dramatically increased the productivity of older methods. Current models include the RS-425, RS-500B and RS-650. During 1998, the Company plans to introduce the RS-450, a new higher production addition for governmental and smaller project markets.

   Remediation Equipment:
   ----------------------

   During 1994, the Company began marketing its newly designed Enviro-Tech Thermal Soil Remediation System. Soil remediation is a process whereby non-hazardous contaminates like oil, jet fuel, and other hydrocarbon-based pollutants are removed from the soil in a thermal process. Soil remediation systems use similar equipment and processes as the Company's asphalt production systems.

   The Company has engineered and is marketing remediation systems with production ranges from 80 to 160 tons per hour. The Company's systems have been used at military and industrial sites, where they have set new production records which actually doubled the tons per hour produced on any previous jobs of similar nature.

   Waste, Construction and Demolition Equipment:
   ---------------------------------------------

   The product acquisitions from Rexworks gives CMI a solid market position in the waste, construction and demolition markets with three separate grinder designs; the Biogrind, Maxigrind and Megagrind. These models cover a broad range of grinding requirements from municipal greenwaste, land clearing, industrial waste and construction and demolition. Each model is designed for both wide application, and niche markets with its broad range. Customer loyalty to the models is excellent and many traditional CMI customers own these units; many more are prospects.


   Weighing Equipment:
   -------------------

   The Company manufactures and distributes a broad line of electronic scales for construction, transportation, material processing, mining, energy, agricultural, and industrial applications. These systems permit direct linkage to data processing equipment to speed material processing, record keeping, and billing. The Company also markets

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


   high technology automatic computer controls for continuous material blending, weighing, record keeping, inventory tracking, invoicing, and report writing. These control systems are primarily marketed with the Company's hot mix asphalt production plants and soil remediation systems.

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

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


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

Dependence Upon a Single Customer or a Few Customers.  The Company was not
----------------------------------------------------
dependent on any single customer or group of customers during 1995 through 1997.

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

Company-Sponsored Engineering and Product Development Activities.  The Company
----------------------------------------------------------------
invests significant resources in the development, enhancement, refinement, and production of new technologies for the road and heavy construction industry. The Company patents new technologies relating to

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


significant changes and development of finished products.   See  discussion
regarding current engineering and product development activities under principal product information and also see Management's Discussion and Analysis of Financial Conditions and Results of Operations (Item 7).

Environmental Laws and Regulations.  The Company is subject to various
----------------------------------
environmental laws and regulations, none of which have a current or expected future material financial impact on the Company.

Employees.  The Company had approximately 1,590 employees as of December 31,
----------
1997.

(d)  Financial Information About Foreign and Domestic Operations and Export
     -----------------------------------------------------------------------
     Sales
     -----

The Company had export sales to unaffiliated customers through foreign dealers and representatives as follows (dollars in thousands):

                                                 1997     1996    1995
                                                -------  ------  ------

   North and Central America, other than the
       United States                              8,043  11,904   4,455

   South America                                  6,764   5,177   4,904

   Asia                                           3,954   4,284   4,657

   Australia                                      1,453   5,071   1,206

   Europe                                           928   2,607   1,081

   Other regions                                      7     396     356
                                                -------  ------  ------
       Total export sales                       $21,149  29,439  16,659
                                                =======  ======  ======

See Consolidated Financial Statements (Item 8).


Item 2. Properties
        ----------

The Company has total plant, office, and warehouse areas of approximately 904,000 square feet, which are located in four states.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


The largest manufacturing plant, including the corporate headquarters, has approximately 600,000 square feet and is located in Oklahoma City, Oklahoma. Other principal manufacturing plants and offices owned by the Company, aggregating approximately 304,000 square feet, are located in South Dakota, Texas, and Iowa. The Company also leases approximately 95,000 square feet of manufacturing plants and offices located in Illinois. These facilities are adequate for the current and expected near future operations of the Company.

In addition, the Company owns 110 acres of land in Tennessee currently being held for sale.

Item 3. Legal Proceedings
        -----------------

As previously disclosed, on November 22, 1995, certain attorneys, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company. The attorneys are seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs.

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


Executive Officers of the Registrant
------------------------------------

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1998.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


The following is a list of names, listed alphabetically, and ages of all the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupations or employment during the past five years.

                          Age as of
Name                    March 23, 1998     Offices and Positions Held
----                    -------------- --------------------------------------

Albert L. Basey               60       President and Chief Operating Officer
                                       since February 1997 (1)

Robert L. Curtis              58       Vice President, Sales and Marketing
                                       since November 1996 (2)

Jim D. Holland                53       Senior Vice President, Treasurer,
                                       and Chief Financial Officer since
                                       August 1984

Bill Swisher                  67       Chief Executive Officer since 1964

Thane Swisher                 41       Vice President and Secretary since
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

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


                                    PART II


Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
        ------------------------------------------------------------------------

Principal Market and Stock Prices:
----------------------------------

The Company's Class A Common Stock is traded on the New York Stock Exchange. The closing market price for the Company's Class A Common Stock on March 23, 1998, was $4.81. The table below presents the high and low market prices for the Company's common shares for each three month period in 1997 and 1996. The following information was obtained from the monthly market statistics report prepared by the New York Stock Exchange.


                                              1997                        1996
                              -------------------------------- ---------------------------
                               3/31      6/30      9/30  12/31   3/31  6/30   9/30   12/31
                              -----     -----     -----  -----  -----  ----  -----   -----

Common shares:
     High                     $5.13      4.75      5.50   6.50  $5.88  6.00   4.13    4.88
     Low                       4.25      3.88      3.94   4.13   4.75  4.25   3.75    4.13

Approximate Number of Shareholders:
-----------------------------------

The number of holders of record of the Company's common shares as of March 23, 1998, was 1,698.

Dividend Information:
---------------------

The following table summarizes dividend payments authorized by the Company's Board of Directors:

                                                          Per Share
     Type            Record Date        Payment Date        Amount
     ----            ----------         ------------      ---------

     Common            11/15/96          12/03/96            $ .01
     Common            02/18/97          03/03/97              .01
     Common            05/16/97          06/12/97              .01
     Common            08/15/97          09/02/97              .01
     Common            11/21/97          12/01/97              .01
     Common            03/12/98          03/18/98              .01


It is the Board of Director's present intention to continue paying regular quarterly cash dividends. Prior to the 1996 cash dividend, 1981 was the last year a cash dividend had been made on the Company's Class A Common Stock or Common Stock.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


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

FIVE-YEAR SELECTED FINANCIAL DATA - (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                             1997     1996     1995     1994     1993
                                           --------  -------  -------  -------  -------

Net revenues                               $154,014  138,788  130,578  128,005  100,564

Operating earnings                            6,746   10,987   11,743   15,032   10,204

Net earnings (1)                              3,165    5,461   17,501   22,618    8,032

Earnings per common share - diluted (1)         .15      .25      .82     1.07      .37

Total assets (2)                            144,428  113,454  109,219   89,744   65,362

Long-term debt and redeemable
   preferred stock (2)                       49,274   34,103   27,628   27,599   27,114

Cash dividends per common share            $    .04      .01        -        -        -


 (1) Included in 1995 and 1994 net earnings are deferred tax benefits of approximately $8.8 million and $10 million, respectively, relating to previously unrecognized tax benefits related to Statement of Financial Accounting Standards No. 109.

 (2) Total assets and long-term debt for 1997 reflects the impact of acquisitions of businesses (See Notes to Consolidated Financial Statements,
     Item 8).

     The acquisitions did not have a material impact on net revenues, operating earnings or net earnings in 1997.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------

During 1997, the Company's liquidity and capital resources remained strong. On October 1, 1997, the Company acquired all the outstanding stock of Brownwood Ross Company, a concrete plant manufacturing company, for $2.4

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


million. On October 24, 1997, the Company acquired certain assets of CS Johnson Corporation, a concrete plant manufacturing company, for $.8 million. On December 17, 1997, the Company acquired certain assets related to the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. for $20.5 million. The acquisitions were funded with existing cash, 75,000 shares of Voting Class A Common Stock, and $15.0 million in debt. The Company will incur some costs in 1998 to relocate the landfill and embankment compactor and material reduction product lines of Rexworks, Inc. from Milwaukee to Oklahoma City; however, overall these acquisitions are expected to contribute to both revenue and earnings for the full year of 1998.

The $30 million 7.68%, unsecured senior notes issued in September 1996 mature from September 2000 to September 2006. The $25 million unsecured revolving line of credit obtained in September 1996 provides for interest at the LIBOR rate plus 1.25% to 2.0% or prime rate less 0.5% to 1.25%. The rate is determined based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization and is adjusted every ninety days. The rate was 7.66% at December 31, 1997. The revolving line of credit was increased to $40 million effective December 31, 1997 and matures December 2000. As of December 31, 1997, the Company had utilized $15 million of the unsecured revolving line of credit. Other long-term debt has a maturity date of September 2010 and is expected to be paid when due. The debt-to-total-capital percentage was 41.2% at December 31, 1997 compared to 34.8% at December 31, 1996. The increase in debt-to-total-capital percentage is largely due to funding for acquisitions.

The Company maintains a fleet financing agreement with a third party lender related to the rental of finished products to customers. Generally, these financings range from three months to three years and are secured by the specific finished product. These financing arrangements provide the Company with additional short-term working capital and the ability to offer more attractive financing to its customers. The fleet financing agreement provides for interest at the prime rate. At December 31, 1997, the Company had no outstanding obligations under this agreement.

In January 1993, the Company entered into separate loan agreements with Recovery Equity Investors L.P., a shareholder, and Larry Hartzog, a shareholder and board member, to borrow $1.97 million at a fixed interest rate of 9%. In connection with the loan agreements, the lenders purchased stock purchase warrants from the Company entitling them to purchase up to 600,000 aggregate shares of the Company's Class A Common Stock at an exercise price of $3.75 per share. The lenders paid $50,000 for these stock purchase warrants. In July 1995, the $1.97 million was paid in accordance with the loan agreements. In January 1997, the lenders exercised the stock purchase warrants for 600,000 aggregate shares of the Company's Class A Common Stock at an exercise price of $3.75 per share. The additional $2.25 million in working capital was used for general corporate purposes.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


The Company's new financing and various other loan agreements and arrangements should provide the Company with sufficient working capital to finance its operations.

Other Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------------

Working capital increased to approximately $84.0 million at December 31, 1997 from $75.8 million at December 31, 1996. The increase in working capital is primarily the result of increased receivables of approximately $9.0 million and inventories of approximately $10.0 million offset by an increase in current liabilities of approximately $9.8 million. Included in working capital at December 31, 1997 was approximately $6.0 million of receivables purchased from Rexworks, approximately $8.6 million of inventories purchased from Rexworks and approximately $2.5 million of Rexworks' current liabilities assumed.


The increase in receivables is the result of increased fourth quarter sales and receivables purchased from Rexworks. The current ratio at December 31, 1997 was 4.42-to-1 compared to 6.10-to-1 at December 31, 1996.

Capital expenditures were $5.3 million in 1997, an increase of $1.9 million from the prior year. Capital expenditures are made to continue the improvement of the Company's manufacturing and product support efficiencies. Capital expenditures for 1998 are budgeted at $11.0 million. Capital expenditures will be funded with cash from operations and debt.

In connection with a 1985 acquisition, the Company issued 4,800 shares of 7% Series B Preferred Stock with a $4.8 million redemption value. The preferred stock accrued dividends at the rate of $70 per share per year. The cumulative dividends were payable each January and July and had to be fully paid or declared with funds set aside for payment before any dividend could be declared or paid on any other class of the Company's stock. The preferred stock carried a redemption price of $1,000 per share. During the period from 1988 to 1995, 1,350 shares of the preferred stock were redeemed and certain dividends were accrued and paid. During 1996, the Company paid approximately $4.8 million for the redemption of 3,450 shares of preferred stock plus accrued dividends. As of December 31, 1996, the Company had redeemed all outstanding preferred shares.

During 1997, the Company paid a quarterly cash dividend of one cent per share. During the first quarter of 1998, the Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share. It is the Board of Director's present intention to continue paying regular quarterly cash dividends.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


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

The Company has a net deferred tax asset after consideration of the valuation allowance of approximately $12.2 million and $15.8 million at December 31, 1997 and 1996, respectively. The benefit of future tax deductions and credits not utilized by the Company in the past is reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, reversing taxable temporary differences and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $12.2 million of net deferred tax assets will be realized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $32 million to $37 million in future years.


Results of Operations
---------------------

1997 SALES AND EARNINGS. The Company's net revenues for the year ended December 31, 1997 rose to $154.0 million from $138.8 million for the year ended December 31, 1996. Net earnings for 1997 were $3.2 million versus $5.5 million in 1996, or 15 cents per share for 1997 versus 25 cents per share for 1996.

The Company's international sales decreased to $21.1 million in 1997 from $29.4 million in 1996 and $16.7 million in 1995, resulting in a decrease of approximately 28% from 1996 and an increase of approximately 26% over 1995. The Company's domestic sales were $132.9 million in 1997 and $109.4 million in 1996, an increase of approximately 21%. The increase in net revenues was primarily attributable to increased volume from the Company's core products. The acquisitions completed during the fourth quarter of 1997 did not significantly impact 1997 net revenues.

The decrease in international sales is primarily attributed to declines in Australia and North and Central America (other than the United States) offset by an increase in South America. The declines are primarily a result of unusually strong sales realized in 1996.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


The funding of the ISTEA-91 legislation and the commitment of the U.S. Congress and federal government to fund the improvement of the infrastructure has had a significant impact on the Company's industry the past several years. After failing to re-authorize a new multi-year federal highway construction funding program during 1997, Congress passed an extension of the old program through April 30, 1998. In March 1998, the Senate passed the ISTEA II re-authorization providing $173 billion over six years for federal highway investment, a 43% increase over the previous six year authorization. The House bill, BESTEA, is expected to be passed by the April 30, 1998 deadline and it is expected to provide more funds for highways than the measure passed by the Senate.

The Company's gross margins were 25.2% down from 28.9% in the prior year. One reason for the decline is the Company's strategy to gain market share in the asphalt arena and the associated pricing pressures encountered. However, the primary cause for the decrease is the plant re-engineering program begun in 1997 with a long term goal of lowering costs of goods sold primarily by controlling labor costs while maximizing productivity and efficiency. In addition, in connection with the re-engineering efforts, the Company focused on improving the quality of its products and ensuring stringent quality standards were met prior to shipping equipment. These efforts required significant commitment of capital and man hours during the transition and resulted in increases in costs of sales during the first six months of 1997. The costs improved in the third and fourth quarters, but the impact on overall 1997 margins was negative.

Marketing and administrative expenses increased $2.4 million in 1997 due to increased sales efforts. As a percentage of net revenues, marketing and administrative expenses were approximately 16.5% in 1997 from approximately 16.6% in 1996.

Engineering and product development costs remained level as a percentage of net revenues at approximately 4%. The Company continues to be committed to setting standards of quality within the industry. During 1997, the Company introduced the PR-525, a track version of the highly mobile PRT-525 mill. During 1998, the Company will be introducing the RS-450, a new higher production road reclaimer and soil stabilization machine for governmental and smaller project markets. Additionally during 1998, the Company will be introducing a Medical Waste Grinder for the health care industry. These new products further emphasize the Company's commitment to product development and product enhancement.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


Interest expense decreased $27,000 from the prior year. The Company's average borrowings increased over 1996 largely due to the $30.0 million private placement completed in September 1996 and the $15.0 million funding from the Company's line-of-credit in December 1997. The increase in average borrowings in 1997 was partially offset by more favorable borrowing rates under the Company's new financing arrangements.

Income tax expense was $2.0 million in 1997 compared to $3.2 million in 1996. The Company's 1997 and 1996 earnings were fully taxed at a rate of approximately 36.5%. The exclusion of losses of the Company's foreign subsidiary in determining tax expense is the primary factor which increases the Company's financial tax rate.

The acquisitions completed during the fourth quarter of 1997 did not significantly contribute to 1997 net revenues and net earnings. During 1998, the Company anticipates an increase in net revenues of approximately $45 million from these acquisitions. Gross margins are comparable to the Company's existing core products. As a result of these acquisitions the Company anticipates an increase in marketing and administrative expenses of approximately $2.0 million, engineering and product development costs of approximately $1.0 million, and interest expenses of approximately $1.0 million. Overall these acquisitions are expected to be accretive to net earnings for the full year of 1998.

1996 SALES AND EARNINGS. The Company's net revenues for the year ended December 31, 1996 rose to $138.8 million from $130.6 million for the year ended December 31, 1995. Net earnings for 1996 were $5.5 million versus $17.5 million in 1995, or 25 cents per share for 1996 versus 82 cents per share for 1995. The Company's 1995 earnings per share of 82 cents included a tax benefit of 55 cents. The Company's earnings per share on a fully taxed basis would have been 25 cents per share in 1996 versus 27 cents a share in 1995.

The Company's international sales increased to $29.4 million in 1996 from $16.7 million in 1995 and $23.8 million in 1994, resulting in an increase of approximately 76% over 1995 and an increase of approximately 24% over 1994. During 1996, the North American Free Trade Agreement ("NAFTA") continued to favorably impact the Company's sales in international markets.

The Company's domestic sales were $109.4 million in 1996 from $113.9 million in 1995, a decrease of approximately 4%. Domestic sales in 1996 were negatively impacted by developments in Washington, D.C., notably the uncertainty about the government highway funding. This impact was felt during the first half of 1996 by the Company in the form of customers delaying or canceling purchases of equipment for the spring or summer construction seasons due to the uncertainty of business.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


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

The Company's gross margins were 28.9% down from 29.6% in the prior year. This reduction in margins is primarily the result of increased manufacturing costs as a percent of net revenues. This was primarily the result of the mix of products sold in 1996 as compared to 1995.

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

During 1996, the Company also continued taking steps to increase its market share in the international market place. This included an increased international sales force and a more aggressive advertising and marketing campaign to enlarge the Company's share of potential markets. Efforts by the Company proved to be effective with a 76% increase in international sales over the prior year. In addition, the Company continued to provide customer demonstrations for new and existing product, to participate in other industry trade shows, and to increase its domestic sales force.

Engineering and product development costs remained level as a percentage of net revenues at approximately 4%. The Company continues to be committed to setting standards of quality within the industry. During 1996, the Company hired a director of quality and a new director of engineering, reflecting the Company's commitment to product development and product enhancement through the addition and enhancement of key management positions. Also, the Company introduced several new products at the 1996 CONEXPO trade show. New products included a series of metric batch plants, upgraded versions of the AUTO-GRADE pavers, a new line of curb and gutter pavers and smaller slipform pavers, and a utility-sized rubber-tired pavement profiler machine. These new products further emphasize the Company's commitment to product development and product enhancement.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


Interest expense decreased $233,000 from the prior year as a result of more favorable borrowing rates under the Company's new financing arrangements.

Income tax expense was $3.2 million in 1996 compared to an $8.2 million net income tax benefit recognized in 1995. The Company's 1996 earnings were fully taxed, whereas 1995 earnings benefited from previously unrecognized tax benefits related to Statement 109.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net income. The Company will adopt SFAS No. 130 in 1998.

Also in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that a public entity report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 131 in 1998. However, such adoption is not expected to impact the Company's financial disclosures because the Company's current operations are limited to one reportable operating segment under SFAS No. 131's definitions.

Impact of Year 2000 Issue
-------------------------

An issue exists for all companies that rely on computers as the Year 2000 approaches. The "Year 2000" problem is the result of past practices in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. In connection with the plant re-engineering program the Company is currently implementing a new manufacturing and financial reporting system which is Year 2000 compliant.

CMI CORPORATION
FORM 10-K
December 31, 1997
===============================================================================


The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations. Future costs in connection with any such modifications and completion of implementation are not expected to be material.


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

                        CMI CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                                                                          PAGE


Independent Auditors' Report............................................    23
----------------------------

Consolidated Financial Statements
---------------------------------

 Consolidated Statements of Earnings,
   Years ended December 31, 1997, 1996, and 1995........................    24

 Consolidated Balance Sheets, December 31, 1997 and 1996................    25

 Consolidated Statements of Changes in Common Stock and Other Capital,
   Years ended December 31, 1997, 1996, and 1995........................    27

 Consolidated Statements of Cash Flows,
   Years ended December 31, 1997, 1996, and 1995........................    28

 Notes to Consolidated Financial Statements,
   December 31, 1997, 1996, and 1995....................................    29


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMI Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
February 23, 1998

                        CMI CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                 Years ended December 31, 1997, 1996, and 1995
                 (dollars in thousands, except per share data)

===============================================================================


                                                1997       1996      1995
                                              ---------  --------  --------

Net revenues                                  $154,014   138,788   130,578
                                              --------   -------   -------

Costs and expenses:
  Cost of goods sold                           115,172    98,694    91,915
  Marketing and administrative                  25,450    23,098    21,239
  Engineering and product development            6,646     6,009     5,681
                                              --------   -------   -------

                                               147,268   127,801   118,835
                                              --------   -------   -------

  Operating earnings                             6,746    10,987    11,743
                                              --------   -------   -------

Other expense (income):
  Interest expense                               2,906     2,933     3,166
  Interest income                               (1,351)     (616)     (568)
  Other, net                                        (4)       44      (172)
                                              --------   -------   -------

Earnings before income taxes                     5,195     8,626     9,317

Income tax expense (benefit)                     2,030     3,165    (8,184)
                                              --------   -------   -------

Net earnings                                  $  3,165     5,461    17,501
                                              ========   =======   =======

Share data:
  Net earnings applicable to common shares    $  3,165     5,189    17,170
  Weighted average outstanding common
  shares:
    Basic                                       21,225    20,426    20,367

    Diluted                                     21,318    20,708    20,893

  Net earnings per average outstanding
  common share:
    Basic                                     $    .15       .25       .84
                                              ========   =======   =======

    Diluted                                   $    .15       .25       .82
                                              ========   =======   =======

Dividends per common share                    $    .04       .01         -
                                              ========   =======   =======


See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1997 and 1996
                             (dollars in thousands)

===============================================================================


                     Assets                                 1997     1996
                     ------                               --------  -------

Current assets:
  Cash and cash equivalents                               $  7,131    7,160
  Receivables less allowance for doubtful accounts
     of $1,035 and $496 at December 31, 1997 and 1996,
     respectively                                           26,917   17,857
  Inventories:
     Finished equipment                                     28,618   31,972
     Work-in-process                                        14,910    6,890
     Raw materials and parts                                25,143   19,835
                                                          --------  -------
       Total inventories                                    68,671   58,697

  Other current assets                                         579      187
  Deferred tax asset                                         5,300    6,700
                                                          --------  -------
       Total current assets                                108,598   90,601
                                                          --------  -------

Property, plant, and equipment:
  Land                                                       2,086    1,757
  Buildings                                                 14,995   11,239
  Machinery and equipment                                   37,697   33,390
  Other                                                      1,961    1,209
                                                          --------  -------
                                                            56,739   47,595
  Less accumulated depreciation and amortization            37,288   35,248
                                                          --------  -------
       Net property, plant, and equipment                   19,451   12,347

Long-term receivables                                        2,509      352

Deferred tax asset                                           6,900    9,100

Other assets, principally goodwill                           6,970    1,054
                                                          --------  -------

       Total assets                                       $144,428  113,454
                                                          ========  =======

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued

                           December 31, 1997 and 1996
                             (dollars in thousands)

===============================================================================


Liabilities, Common Stock and Other Capital             1997      1996
-------------------------------------------           -------   --------
Current liabilities:
 Current maturities of long-term debt                $    259        256
 Accounts payable                                      14,655      6,409
 Accrued liabilities                                    9,647      8,183
                                                     --------    -------
  Total current liabilities                            24,561     14,848
                                                     --------    -------
Long-term debt                                         49,274     34,103
Common stock and other capital:
 Common stock:
  Par value $.10; shares issued and outstanding
  - 621 at December 31, 1997 and 1996                       -          -
 Class A common stock:
  Par value $.10; shares issued
  - 21,506,383 and 20,467,383 at December 31, 1997
  and 1996, respectively                                2,151      2,047
 Additional paid-in capital                            49,816     46,112
Retained earnings                                      18,658     16,344
Treasury stock, 6,340 shares at cost                      (32)         -
                                                     --------    -------
                                                       70,593     64,503

Commitments and contingencies (notes 13 and 14)
                                                     --------    -------

     Total liabilities, common stock and other
      capital                                        $144,428    113,454
                                                     ========    =======


See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Changes in Common Stock and Other Capital

                 Years ended December 31, 1997, 1996, and 1995
                             (dollars in thousands)

===============================================================================

                                                                                                       Retained
                               Common Stock            Class A Common Stock   Additional               Earnings
                             -----------------         --------------------     Paid-in    Treasury  (Accumulated
                             Shares     Amount           Shares       Amount    Capital      Stock      Deficit)
                             ------------------------------------------------------------------------------------
Balance December 31,
 1994                            621    $  -            20,351,591    $2,035    $46,229       $  -        $(6,131)
Net earnings                       -       -                     -         -          -          -         17,501
Dividends declared
 and accretion on
 preferred stock                   -       -                     -         -       (321)         -            (10)
Exercise of stock
 options                           -       -                29,792         3         93          -              -
                                ----    ----            ----------    ------    -------       ----        -------
Balance December 31,
 1995                            621       -            20,381,383     2,038     46,001          -         11,360
Net earnings                       -       -                     -         -          -          -          5,461
Dividends declared
 and accretion on
 preferred stock                   -       -                     -         -          -          -           (272)
Dividends paid,
 common stock                      -       -                     -         -          -          -           (205)
Exercise of stock
 options                           -       -                86,000         9        111          -              -
                                ----    ----            ----------    ------    -------       ----        -------
Balance December 31,
 1996                            621       -            20,467,383     2,047     46,112          -         16,344
Net earnings                       -       -                     -         -          -          -          3,165
Purchase of treasury
 stock                             -       -                     -         -          -        (32)             -
Dividends paid,
 common stock                      -       -                     -         -          -          -           (851)
Common stock issued                -       -                75,000         8        367          -              -
Exercise of stock
 warrants                          -       -               600,000        60      2,190          -              -
Exercise of stock
 options                           -       -               364,000        36      1,147          -              -
                                ----    ----            ----------    ------    -------       ----        -------
Balance December 31,
 1997                            621    $  -            21,506,383    $2,151    $49,816       $(32)       $18,658
                               =====    ====            ==========    ======    =======       ====        =======

See notes to condensed consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1997, 1996, and 1995
                             (dollars in thousands)

===============================================================================


                                                             1997       1996      1995
                                                           ---------  --------  --------
Operating activities:
 Net earnings                                              $  3,165     5,461    17,501
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation                                               2,527     2,199     1,757
   Amortization                                                  47       176        58
   Loss (gain) on sale of assets                                 (4)       59      (190)
   Change in assets and liabilities net of effects
   of acquisitions of businesses:
     Receivables                                             (1,645)   (6,126)    5,495
     Inventories                                                532     4,402   (15,535)
     Other, current assets                                     (249)      202      (268)
     Accounts payable                                         5,414    (5,008)    3,285
     Accrued liabilities                                       (203)     (252)      777
     Deferred tax asset                                       2,343     3,000    (8,800)
     Long-term receivables                                   (2,157)      783      (484)
     Other, non-current assets                               (1,275)     (610)       26
                                                           --------   -------   -------
      Net cash and cash equivalents provided by
       operating activities                                   8,495     4,286     3,622
                                                           --------   -------   -------
Investing activities:
 Sale of cash equivalents - restricted                            -       150       753
 Proceeds from sale of assets                                   113        41       676
 Capital expenditures                                        (5,259)   (3,413)   (2,323)
 Payments made for acquisitions of businesses               (19,876)        -         -
                                                           --------   -------   -------
      Net cash and cash equivalents used in
       investing activities                                 (25,022)   (3,222)     (894)
                                                           --------   -------   -------
Financing activities:
 Payments on long-term debt                                  (1,052)   (3,449)   (5,899)
 Borrowings on long-term debt                                     -    30,000     3,050
 Net borrowings (payments) on revolving credit note          15,000   (14,526)    2,044
 Net borrowings (payments) on fleet financing agreement           -    (3,097)      323
 Proceeds from stock options exercised                        1,183       120        96
 Proceeds from stock warrants exercised                       2,250         -         -
 Payment of common stock dividends                             (851)     (205)        -
 Payment of preferred stock dividends                             -      (272)     (653)
 Redemption of preferred stock                                    -    (4,537)    (1050)
 Purchase of treasury stock                                     (32)        -         -
                                                           --------   -------   -------
      Net cash and cash equivalents provided by
       (used in) financing activities                        16,498     4,034    (2,089)
                                                           --------   -------   -------
Increase (decrease) in cash and cash equivalents                (29)    5,098       639
Cash and cash equivalents at beginning of year                7,160     2,062     1,423
                                                           --------   -------   -------
Cash and cash equivalents at end of year                   $  7,131     7,160     2,062
                                                           ========   =======   =======

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                       December 31, 1997, 1996, and 1995

===============================================================================

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

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

===============================================================================

     The Company had short-term notes receivable and sales-type lease payments due from customers included in accounts receivable of approximately $5,874,000 and $1,321,000 at December 31, 1997 and 1996, respectively.

     Inventories
     -----------

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead which are related to the purchase and production of inventories.

     Property, Plant, and Equipment
     ------------------------------

     Property, plant, and equipment, stated at cost or the present value of minimum lease payments for assets under capital leases, are depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for buildings, machinery and equipment, and other property, plant, and equipment range from 3 to 33, 3 to 15, and 2 to 10 years, respectively. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Other Assets
     ------------

     Other assets include loan acquisition costs and other intangible assets. Loan acquisition costs are being amortized on a straight-line basis over the life of the related loan agreement. Also included in other assets is the excess of acquisition costs over the fair value of net assets acquired (goodwill). Goodwill is being amortized on a straight-line basis over a fifteen year period.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     Intangible assets are evaluated periodically, and if conditions warrant, an impairment valuation allowance is provided. The Company assesses recoverability of its intangible assets under the provisions of SFAS No. 121.

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


     Stock Option Plan
     -----------------

     Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                        CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

===============================================================================

     Earnings Per Common Share
     -------------------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement requires that all prior-period earnings per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of adopting SFAS No. 128 was not material to the Company's prior period earnings per share data. The previously reported amounts for earnings per share were restated using basic earnings per share and diluted earnings per share.

     Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

     The following table reconciles the net income applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the years 1997, 1996 and 1995 (in thousands, except per share data):

                                                    Year ended December 31
                                                    -----------------------
                                                     1997     1996    1995
                                                    -------  ------  ------
     Net income                                     $ 3,165   5,461  17,501

     Less dividends on preferred stock and
       accretion of preferred stock discount              -     272     331
                                                    -------  ------  ------

     Net earnings applicable to common shares,
       basic and diluted                            $ 3,165   5,189  17,170
                                                    =======  ======  ======

     Weighted average number of common
       shares outstanding - basic                    21,225  20,426  20,367

     Dilutive effect of potential common shares
       issuable upon exercise of employee
       stock options and stock purchase warrants         93     282     526
                                                    -------  ------  ------

     Weighted average number of common
       shares outstanding - diluted                  21,318  20,708  20,893
                                                    =======  ======  ======
     Earnings per share
       Basic                                        $  0.15    0.25    0.84
       Diluted                                      $  0.15    0.25    0.82

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

     Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables and long-term debt approximates fair value as the effective rates for these instruments are comparable to market rates at year-end.


(2)  Acquisition of Businesses and Product Lines
     -------------------------------------------

     On December 17, 1997, the Company acquired substantially all of the assets of Rexworks, Inc's TRASHMASTER Landfill compaction product line and three hard materials grinding machines for approximately $20.5 million which included assumption of certain liabilities related to the product lines. The purchase price was allocated to the assets acquired based on their estimated fair values, and approximately $16 million was allocated to receivables and inventory. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.1 million and is being amortized on a straight-line basis over 15 years.

     The financial statements reflect the preliminary allocation of the purchase price. The allocation has not been finalized due to certain pre-acquisition contingencies identified by the Company relating to impairment of assets and contingent liabilities. Accordingly, in 1998 goodwill associated with the acquisition may increase.

     In October 1997, the Company acquired all of the outstanding stock of Brownwood Ross Company for $2.4 million in cash, and certain assets of CS Johnson Corporation for $425,000 in cash and 75,000 shares of the Company's common stock (valued at $375,000), and the assumption of approximately $321,000 in liabilities. The purchase price was allocated to the assets acquired based on their estimated fair values.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

================================================================================

     The 1997 acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through available cash and borrowings from the Company's line of credit. Following are the Company's unaudited pro forma results for 1997 and 1996 assuming the acquisitions occurred on January 1, 1996 (in thousands, except for per share data):

                                                      1997      1996
                                                    --------  --------
     Net revenues                                   $189,199  $176,635
     Net earnings                                      4,146     6,566
     Net earnings per common share:
       Basic                                             .19       .32
       Diluted                                           .19       .32
     Weighted average outstanding common shares:
       Basic                                          21,281    20,501
       Diluted                                        21,375    20,783

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1996, or of future results of operations.

(3)  Long-Term Debt and Notes Payable to Related Parties
     ---------------------------------------------------

     Long-term debt and notes payable at December 31 are summarized as follows (dollars in thousands):

                                                             1997      1996
                                                             ----      ----

     Series A Senior Notes, unsecured, with interest at
     7.68%, due from September 2000 to September 2006      $30,000    30,000

     Revolving line of credit, unsecured, with interest
     at 7.66% at December 31, 1997, due December 2000       15,000       -

     4.4% to 8.25% (8.1% weighted average rate) fixed rate
     bonds, collateralized by a first security interest
     in certain real property, due September 2010            4,092     4,275

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

     Lease-purchase obligations and notes payable due
     through October 2008, with interest from 6.25% to
     11.93%, collateralized by certain buildings and
     equipment                                                441      84
                                                          -------  ------
                                                           49,533  34,359
     Less current maturities of long-term debt                259     256
                                                          -------  ------
                                                          $49,274  34,103
                                                          =======  ======

     In September 1996, the Company completed a $30 million private placement of unsecured series A senior notes and established a $25 million unsecured revolving line of credit with Bank of Oklahoma, N.A. of Oklahoma City. The $55 million in new financing replaced the existing $30 million credit agreement which had been in place since 1991. A portion of the proceeds from the $30 million unsecured series A senior notes were used to retire higher-interest debt and to redeem the Company's preferred stock. The $25 million unsecured revolving line of credit obtained in September 1996 provides for interest at the LIBOR rate plus 1.25% to 2.0% or prime rate less 0.5% to 1.25%. The rate is determined based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization and is adjusted every ninety days. Effective December 31, 1997 the unsecured revolving line of credit was increased to $40 million.

     The Company's fleet financing agreement allows the Company to borrow 100 percent of the net sales price of specific equipment under lease contracts. The terms of the individual borrowings under the financing agreement are consistent with the lease contracts and generally range from three months to three years. Borrowings under the fleet financing agreement are secured by the specific equipment. As of December 31, 1997 and 1996, the Company had no borrowings outstanding under the fleet financing agreement.

     Certain debt agreements contain restrictions on working capital, net worth (minimum of approximately $49.6 million at December 31, 1997), and other restrictive covenants. At December 31, 1997, the Company was in compliance with these covenants.

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

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

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

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1997, are as follows (dollars in thousands):

                    1998          $   259
                    1999              254
                    2000           19,542
                    2001            4,564
                    2002            4,586
                    Thereafter     20,328
                                  -------
                                  $49,533
                                  =======

(4)  Redeemable Preferred Stock
     --------------------------

     In connection with a 1985 acquisition, the Company issued 4,800 shares of 7% Series B Preferred Stock with a $4.8 million redemption value. The preferred stock accrued dividends at the rate of $70 per share per year. The cumulative dividends were payable each January and July and had to be fully paid or declared with funds set aside for payment before any dividend could be declared or paid on any other class of the Company's stock. The preferred stock carried a redemption price of $1,000 per share. During the period from 1988 to 1995, 1,350 shares of the preferred stock were redeemed and certain dividends were accrued and paid. During 1996, the Company paid approximately $4.8 million for the redemption of 3,450 shares of preferred stock plus accrued dividends. As of December 31, 1996 the Company had redeemed all outstanding preferred shares.

(5)  Common Stock and Other Capital
     ------------------------------

     In 1991, the Company entered into an Investment Agreement with REI pursuant to which, the Company sold REI 6,666,667 shares of Common Stock (subsequently Class A Common Stock) at $.75 per share. The Investment Agreement contains various covenants and restricts the Company from taking certain actions without the prior written consent of REI.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

     On February 14, 1992, the Company filed an amended and restated certificate of incorporation, which authorizes 20,000 shares of common stock and 45,000,000 shares of Class A Common Stock. Additionally, the Company effected a 1-for-2,000 reverse split of the common stock and declared a stock dividend of 1,999 shares of Class A Common Stock for each whole share of common stock outstanding following the reverse split. Owners of the remaining common stock could exchange each share of common stock for one share of Class A Common Stock. The exchange offer expired on April 30, 1992. At December 31, 1997 and 1996, 621 shares of common stock had not been exchanged. The Class A Common Stock has certain transfer restrictions in order to prevent a change in ownership, which could limit or eliminate the Company's income tax net operating loss carryforwards (see note 8).

     On February 3, 1987, the Company authorized and declared a dividend of rights to purchase shares of common stock, subsequently Class A Common Stock, (the Rights) at the rate of one Right for each share of Class A Common Stock outstanding to shareholders of record as of February 4, 1987. The Rights Agreement was amended to exclude REI and the chairman of the board and chief executive officer from the definition of an acquiring person. The Rights are exercisable upon the occurrence of certain events. In the event the Company is acquired in a merger or other business combination transaction (including one in which the Company is a surviving corporation), excluding REI and the chairman of the board and chief executive officer, it is provided that each of the Rights will entitle its holder to purchase, at the then current exercise price of the Rights, that number of shares of Class A Common Stock of the surviving company, which at the time of such transaction would have a market value of two times the exercise price of the Rights. Therefore, each of the Rights entitled the holder, until February 4, 1997, to buy one share of Class A Common Stock at an exercise price of one-half of its market value at the time of exercise. The Rights were evidenced by the Class A Common Stock certificate and were not exercisable or transferable apart from the Class A Common Stock until fifteen days after a person, excluding REI and the chairman of the board and chief executive officer, acquires 20 percent or more, or makes a tender offer for 30 percent or more, of the Class A Common Stock. The exercise price and the number of shares of Class A Common Stock issuable upon the exercise of the Rights were subject to adjustment in certain cases to prevent dilution. The Rights did not have any voting rights and were redeemable, at the option of the Company, at a price of $.01 per Right until fifteen days subsequent to any person or entity acquiring beneficial ownership, excluding REI and the chairman of the board and chief executive officer, of at least 20 percent of the Class A Common Stock. Under terms of the Rights Agreement, the Rights expired on February 4, 1997.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

(6)  Stock Option Plans
     ------------------

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

     At December 31, 1997, there were 270,208 additional options available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997, 1996, and 1995 was $2.27, $2.14, and $3.54 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected volatility 56%, expected dividend yield .9%; risk-free interest rate of 5.5%, and an expected life of 5 years. 1996 - expected volatility 58%, expected dividend yield 1%, risk-free interest rate of 5.5%, and an expected life of 5 years; 1995 - expected volatility 58%, expected dividend yield 0%, risk-free interest rate of 5.5%, and an expected life of 5 years.

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

                                                   1997    1996    1995
                                                  -------  -----  ------
     Net earnings                    As reported   $3,165  5,461  17,501
                                     Pro forma      3,008  5,374  17,460

     Earnings per share - diluted    As reported   $ 0.15   0.25    0.82
                                     Pro forma       0.14   0.25    0.82

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

     Pro forma net earnings reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock appreciation rights may be issued with stock options or separately, at the sole discretion of the Compensation Committee. Stock appreciation rights, if granted, would be payable in shares of Class A Common Stock over the same vesting period as the stock options. At December 31, 1997, no stock appreciation rights had been granted.

     Stock option activity during the periods indicated is as follows:

                                       Number of  Weighted-Average
                                        Shares     Exercise Price
                                       ---------  ----------------
       Balance at December 31, 1994      500,000       $3.54

            Granted                      100,000        6.44
            Exercised                     29,792        3.25
            Forfeited                     60,000        5.06
            Expired                       10,208        6.80
                                         -------
       Balance at December 31, 1995      500,000       $3.89
            Granted                      150,000        4.17
            Exercised                      1,000        3.25
                                         -------
       Balance at December 31, 1996      649,000       $3.95
            Granted                       85,000        4.50
            Exercised                    364,000        3.25
            Expired                       35,000        3.25
                                         -------
       Balance at December 31, 1997      335,000       $4.93
                                         =======

     At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.125 - $6.75 and
     3.6 years, respectively.

     At December 31, 1997, 1996, and 1995, the number of options exercisable was 94,175, 374,125, and 250,000, respectively, and the weighted-average exercise price of those options was $5.64, $3.46, and $3.25, respectively.

     In February 1993, a member of the board of directors received options to purchase 10,000 shares of Class A Common Stock at the then current market price of $4.875 per share. The options were immediately exercisable. No options had been exercised at December 31, 1997.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

================================================================================

     In 1992, a consulting firm, of which a former board member is a director, received options for the purchase of up to 100,000 shares of Class A Common Stock for past services rendered. These options were immediately exercisable at an exercise price of $1.38 per share. The Company recorded approximately $125,000 in expense in 1992 for these options. These options were exercised in 1996.

(7)  Leases
     ------

     The Company leases equipment to customers under short-term and long-term contracts. Short-term contracts generally range from three to six months. Rental income from short-term leases was approximately $1,961,000, $2,935,000, and $2,096,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company's long-term leases generally qualify as sales-type leases. The net investment in such leases is included in receivables. Future minimum lease payments to be received for long-term leases are as follows (dollars in thousands):

                          1998                $5,874
                          1999                 1,127
                          2000                    74
                          2001                   305
                          2002                   187
                          Thereafter             816
                                              ------
                                              $8,383
                                              ======

(8)  Income Taxes
     ------------

     Income tax expense (benefit) consisted of the following (dollars in thousands):

                                             1997   1996    1995

        Current tax expense                 $  173    165     616

        Deferred tax expense (benefit)       1,857  3,000  (8,800)
                                            ------  -----  ------
                                            $2,030  3,165  (8,184)
                                            ======  =====  ======

     The deferred tax benefit in 1995 consisted of a reduction of the beginning-of-the-year valuation allowance of $12,479,000, offset by a deferred tax expense of $3,679,000.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes in 1997, 1996, and 1995, as a result of the following (dollars in thousands):


                                            1997      1996        1995
                                           ------    -------     -------

       Computed expected tax expense       $1,818      3,019       3,261
       State income taxes                     185        336         380
       Reduction of valuation allowance      (357)       (37)    (12,479)
       Other, net                             384       (153)        654
                                           ------    -------     -------
                                           $2,030      3,165      (8,184)
                                           ======    =======     =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows (dollars in thousands):



                                            1997       1996
                                            ----       ----
     Net operating loss and other
      carryforwards                       $11,359     14,139
     Other, net                             3,364      3,559
                                          -------     ------
     Deferred tax assets                   14,723     17,698
     Deferred tax liability (plant and
      equipment temporary differences)     (2,249)    (1,267)
                                          -------     ------
                                           12,474     16,431
     Less valuation allowance                 274        631
                                          -------     ------
      Net deferred tax asset              $12,200     15,800
                                          =======     ======

     During 1995, the Company reduced the valuation allowance to recognize a deferred tax asset of $18.8 million at December 31, 1995. The deferred tax asset at December 31, 1997 and 1996 was $12.2 million and $15.8 million, respectively. The recognized deferred tax asset is based upon expected utilization of net operating loss and other carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $32 million to $37 million in future years.

     The estimated taxable income for 1997 before utilization of income tax net operating loss carryforwards was approximately $5.8 million. The estimated taxable income for 1996 before utilization of income tax net operating loss carryforwards was approximately $7.6 million. The taxable loss for 1995 was approximately $10 million. This differs from earnings before income taxes for 1995 as a result of realizing a loss on the sale of the assets of CMI Energy Conversion Systems, Inc. (CMI Energy) for tax purposes. The loss was recognized for financial reporting purposes in prior years when the assets of CMI Energy were reduced to estimated realizable value.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales (including sales of acquired businesses in 1997, see note 2), reversing taxable temporary differences and expiration dates of carryforwards and has determined that it is more likely than not that the $12,200,000 of net deferred tax assets will be realized. The remaining valuation allowance of approximately $274,000 is maintained against deferred tax assets which the Company has determined to not be realizable.

     At December 31, 1997, the Company has tax net operating loss carry forwards of approximately $20,827,000 for federal income tax purposes. Such carryforwards, which may provide future tax benefits, expire as follows:
     $5,707,000 in 2005, $4,810,000 in 2006, and $10,310,000 in 2010.  Future
     changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year (see note 5).

(9)  Export Sales
     ------------

     The Company had export sales of approximately $21.1 million, $29.4 million, and $16.7 million in 1997, 1996, and 1995, respectively. These sales were made through foreign dealers and representatives. A significant portion of these sales were made in Asia, Australia, South America, and North and Central America, excluding the United States.


(10) Employee Benefit Plan
     ---------------------

     The Company has a defined contribution plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. At the discretion of the Board of Directors, the Company matches certain contributions made by eligible employees. Discretionary matching contributions of approximately $269,000, $155,000, and $128,000 were made in 1997, 1996, and 1995, respectively.

(11) Supplemental Quarterly Financial Information (unaudited)
     --------------------------------------------------------

     Following is a summary of the unaudited interim results of operations for the years ended December 31 (in thousands, except per share data):

                                              1997
                           --------------------------------------------
                            First   Second    Third    Fourth    Full
                           Quarter  Quarter  Quarter  Quarter    Year
                           -------  -------  -------  --------  -------
     Net revenues          $41,713   46,105   36,078   30,118   154,014
     Net earnings(loss)    $ 1,424    2,230    1,433   (1,922)    3,165
     Net earnings(loss)
      per common share:
        Basic              $   .07      .11      .07     (.09)      .15
        Diluted            $   .07      .11      .07     (.09)      .15

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

===============================================================================

                                              1996
                           -----------------------------------------
                            First   Second    Third   Fourth    Full
                           Quarter  Quarter  Quarter  Quarter   Year
                           -------  -------  -------  -------   ----
     Net revenues          $36,493  38,758    36,636  26,901   138,788
     Net earnings(loss)    $ 2,095   1,784     2,333    (751)    5,461
     Net earnings(loss)
      per common share:
      Basic                $   .10     .09       .11    (.04)      .25
        Diluted            $   .10     .09       .11    (.04)      .25

     In the fourth quarter of 1997, the Company recognized adjustments to reduce the carrying value of inventory and accounts receivable by $1.1 million and $400,000, respectively, and to increase the reserves for warranty and legal contingencies by $550,000 and $400,000, respectively. The net effect of the fourth quarter adjustments increased the net loss by approximately $1.6 million.

(12) Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest amounted to approximately $2,804,000, $2,346,000, and $3,166,000 in 1997, 1996, and 1995, respectively.

     Cash paid for income taxes amounted to approximately $249,000, $315,000 and $277,000 in 1997, 1996, and 1995, respectively.

     A 1997 acquisition (see note 2) included consideration in the form of the Company's Voting Class A Common Stock. The fair value of stock issued was approximately $375,000.

(13) Commitments and Contingencies
     -----------------------------

     The Company and its subsidiaries are parties to various leases relating to plants, warehouses, office facilities, transportation vehicles, and certain other equipment. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. It is expected that in the normal course of business, the majority of the leases will be renewed or replaced by other leases. Leases do not restrict dividends, debt, or future leasing arrangements. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $715,000 in 1997, $419,000 in 1996, and $460,000 in 1995.

     Minimum rental commitments under all non-cancelable leases for five years subsequent to December 31, 1997, are approximately as follows: $1,061,000 in 1998, $709,000 in 1999, $281,000 in 2000, $265,000 in 2001, and $265,000
     in 2002.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

================================================================================

     At December 31, 1997, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3,982,000 through December 2002.

(14) Litigation
     ----------

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

(15) CMI Energy Conversion Systems, Inc.
     -----------------------------------

     In 1983, a subsidiary of the Company, CMI Energy, indefinitely suspended construction of a solid waste disposal facility (the
     Project). In connection with the Project, the Company contracted with the City of Oklahoma City (the City) to receive municipal solid waste.

     In 1995, the Company sold the assets of CMI Energy for cash and a five year note bearing interest at eight percent. As a result of the sale, a letter of credit in the amount of $675,000 held by the City, securing the Company's performance under the solid waste delivery contract, was released. CMI Energy did not materially affect the Company's results of operations in 1995.

(16) Related Party Transactions
     --------------------------

     During 1997, the Company leased certain manufacturing plants and offices located in Champaign, Illinois, from the now active President of CMI Johnson-Ross. The current lease is for twenty-four months at a rate of $15,000 per month. Aggregate lease payments for the period ended December 31, 1997 were $33,500.

CMI CORPORATION
FORM 10-K
December 31, 1997

===============================================================================

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

            None.

                                    PART III

In accordance with the provisions of General Instruction G(3), Items 10, 11, 12, and 13 are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1998.

                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports
          ------------------------------------------------------------------
          on Form 8-K
          -----------

(a)  Consolidated Financial Statements and Consolidated Financial Statement
     -----------------------------------------------------------------------
     Schedule
     --------

1.   Consolidated Financial Statements:
     ----------------------------------

     See Index to Consolidated Financial Statements at Item 8 on Page 22 of this Form 10-K.

2.   Consolidated Financial Statement Schedules:
     -------------------------------------------

     Information required by schedules called for under regulation S-X is either not applicable, not material, or is included in the consolidated financial statements or notes thereto.

3.   Exhibits
     --------

     (Numbered in accordance with Regulation S-K Item 601)

CMI CORPORATION
FORM 10-K
December 31, 1997

===============================================================================


                                                        Page Number or
Exhibit                                                Incorporation by
Number     Description                                   Reference to
-------    -----------                                 ----------------

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

 (3ii)     Amended and Restated By-Laws                Exhibit 6 on Form 8-K,
                                                       dated August 26, 1991

 (4)       The registrant, by signing this report,
           agrees to furnish the Securities and
           Exchange Commission, upon its request,
           a copy of any instrument which defines
           the right of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated its subsidiaries on a consolidated basis.

 (10)      Separate loan and warrant agreements with   Exhibit 1 of the 1992
           REI and Larry Hartzog.                      Form 10-K dated March 8,
                                                       1993

 (10)      Stock Purchase Agreement                    Exhibit 10 of Form 10-Q
                                                       dated May 2, 1995

CMI CORPORATION
FORM 10-K
December 31, 1997

===============================================================================

 (21) Subsidiaries of the Registrant:

                                                      Place of Incorporation
                       Name                           or Organization
                       ----                           ---------------

         CMI Limited Partnership                      Oklahoma
         CMI Sales Co.                                Oklahoma
         Product Support, Inc.                        Oklahoma
         Machinery Investment Corporation             Oklahoma
         CMI International (U.K.), Ltd.               England
         CMI Energy Conversion Systems, Inc.          Oklahoma
         CMI OIL Corporation                          Oklahoma
         CMI Dakota Co.  South Dakota
         CMI Metro-Pav, Inc.                          Iowa
         Transport Trailer Manufacturing Company      Oklahoma
         Brownwood Ross Company                       Texas
         CMI Johnson Corporation                      Illinois



 (23)    Consent of Independent Auditors              Exhibit 23 of this
         Form 10-K

 (27)    Financial Data Schedule                      Exhibit 27 on this
                                                      Form 10-K

(b)  Reports on Form 8-K
     -------------------

     Form 8-K disclosing the acquisitions of the landfill and embankment compactor and material reduction grinder divisions owned by Rexworks, Inc., a Delaware Corporation, was filed December 24, 1997.

CMI CORPORATION
FORM 10-K
December 31, 1997

===============================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)
CMI CORPORATION

By: /s/ Bill Swisher                                Dated:  March 23, 1998
    -----------------------------------
    Bill Swisher
    Chairman of the Board and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Kenneth J. Barker                           Dated:  March 23, 1998
    ------------------------------------
    Kenneth J. Barker
    Director


By: /s/ Albert L. Basey                             Dated:  March 23, 1998
    ------------------------------------
    Albert L. Basey
    President and Chief Operating
     Officer


By: /s/ Robert L. Curtis                            Dated:  March 23, 1998
    ------------------------------------
    Robert L. Curtis
    Vice President, Sales and Marketing


By: /s/ Joseph J. Finn-Egan                         Dated:  March 23, 1998
    ------------------------------------
    Joseph J. Finn-Egan
    Director


By: /s/ Ronald A. Kahn                              Dated:  March 23, 1998
    ------------------------------------
    Ronald A. Kahn
    Director

CMI CORPORATION
FORM 10-K
December 31, 1997

================================================================================

                                   SIGNATURES


By: /s/ Larry D. Hartzog                            Dated:  March 23, 1998
    ------------------------------------
    Larry D. Hartzog
    Director


By: /s/ Jim D. Holland                              Dated:  March 23, 1998
    ------------------------------------
    Jim D. Holland
    Senior Vice President, Treasurer
    and Chief Financial Officer


By: /s/ Jeffrey A. Lipkin                           Dated:  March 23, 1998
    ------------------------------------
    Jeffrey A. Lipkin
    Director


By: /s/ J. Larry Nichols                            Dated:  March 23, 1998
    ------------------------------------
    J. Larry Nichols
    Director


By: /s/ Matthew J. Rohwer                           Dated:  March 23, 1998
    ------------------------------------
    Matthew J. Rohwer
    Controller


By: /s/ Thomas P. Stafford                          Dated:  March 23, 1998
    ------------------------------------
    Thomas P. Stafford
    Director


By: /s/ Bill Swisher                                Dated:  March 23, 1998
    ------------------------------------
    Bill Swisher
    Chairman of the Board and
    Chief Executive Officer