Form 10-Q
period 1998-03-31
CMI CORP
filed 1998-05-14
CIK 21157

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant To Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 1998      Commission file number 1-5951



                                CMI CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Oklahoma                                       73-0519810
--------------------------                --------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)



      I-40 & Morgan Road, P.O. Box 1985
           Oklahoma City, Oklahoma                              73101
  ------------------------------------------                  ----------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020
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

Yes  X   No
    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10
and Voting Common Stock Par Value $.10                     21,500,645
------------------------------------------      -------------------------------
    (Title of each class)                        (Outstanding at May 13, 1998)



                                   -1 of 13-

                                CMI CORPORATION
                                     Index



                                                                         Page
                                                                         ----

PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            March 31, 1998 (Unaudited), December 31, 1997
            and March 31, 1997 (Unaudited)                                  3

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1998 and 1997 (Unaudited)          4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Three Months Ended March 31, 1998 (Unaudited), and the
            Years Ended December 31, 1997 and December 31, 1996             5

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997 (Unaudited)          6

          Notes to Condensed Consolidated Financial Statements              7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10


PART II.  Other Information

          Item 1.  Legal Proceedings                                       12

          Item 2.  Changes in Securities                                   12

          Item 3.  Defaults Upon Senior Securities                         12

          Item 4.  Submission of Matters to a Vote of                      13
                   Security Holders

          Item 5.  Other Information                                       13

          Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                                 13



                                   -2 of 13-

                         PART I - FINANCIAL INFORMATION

                        CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                            March 31    December 31   March 31
                                              1998         1997         1997
                                           (Unaudited)       *       (Unaudited)
                                           -----------  -----------  -----------
Current assets:
 Cash & cash equivalents                     $  9,242         7,131      10,123
 Receivables, net                              28,950        26,917      23,472
 Inventories
  Finished equipment                           30,762        28,618      26,766
  Work-in-process                              10,754        14,910      10,505
  Raw materials & parts                        39,756        25,143      22,211
                                             --------       -------     -------
     Total inventories                         81,272        68,671      59,482
 Other current assets                             695           579         271
 Deferred tax asset                             5,633         5,300       5,879
                                             --------       -------     -------
     Total current assets                     125,792       108,598      99,227

Property, plant & equipment                    58,358        56,739      48,009
Less accumulated depreciation                  37,862        37,288      35,336
                                             --------       -------     -------
 Net property, plant & equipment               20,496        19,451      12,673

Long-term receivables                           2,068         2,509         352
Other assets, principally goodwill              7,433         6,970       1,032
Deferred tax assets                             6,900         6,900       9,100
                                             --------       -------     -------

                                             $162,689       144,428     122,384
                                             ========       =======     =======

Current liabilities:
 Current maturities of long-term debt        $    208           259         204
 Accounts payable                              18,078        14,655      11,660
 Accrued liabilities                           13,423         9,647       8,503
                                             --------       -------     -------
     Total current liabilities                 31,709        24,561      20,367

Long-term debt                                 61,269        49,274      34,051

Common stock & other capital:
 Class A common stock & common stock            2,151         2,151       2,107
 Other capital                                 67,560        68,442      65,859
                                             --------       -------     -------
     Total common stock & other capital        69,711        70,593      67,966
                                             --------       -------     -------

                                             $162,689       144,428     122,384
                                             ========       =======     =======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.



                                   -3 of 13-

                        CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except per share data)


                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                        1998        1997
                                                        ----        ----

Net revenues                                           $44,022      41,713
                                                       -------      ------

Costs and expenses:
  Cost of goods sold                                    34,283      31,314
  Marketing and administrative                           7,124       6,152
  Engineering and product development                    1,796       1,434
  Product line relocation costs                            940           -
                                                       -------      ------
                                                        44,143      38,900
                                                       -------      ------

  Operating earnings (loss)                               (121)      2,813
                                                       -------      ------

Other expense (income):
  Interest expense                                       1,090         713
  Interest income                                         (202)       (163)
  Other, net                                               (16)          3
                                                       -------      ------

Earnings (loss) before income taxes                       (993)      2,260

Income tax expense (benefit)                              (326)        836
                                                       -------      ------

Net earnings (loss)                                    $  (667)      1,424
                                                       =======      ======

Share data:
  Net earnings (loss) applicable to common shares      $  (667)      1,424

  Weighted average outstanding common shares:
     Basic                                              21,501      21,005

     Diluted                                            21,501      21,152

  Net earnings (loss) per average outstanding
   common share:
     Basic                                             $  (.03)        .07
                                                       =======      ======

     Diluted                                           $  (.03)        .07
                                                       =======      ======

     Dividends per common share                        $   .01         .01
                                                       =======      ======

See notes to condensed consolidated financial statements.



                                   -4 of 13-

                        CMI CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                             (dollars in thousands)


======================================================================================================

                                COMMON STOCK      CLASS A COMMON STOCK  ADDITIONAL
                                ------------      --------------------   PAID-IN   TREASURY   RETAINED
                             SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     STOCK    EARNINGS
                          ----------------------------------------------------------------------------

Balance December 31,
 1995                         621        $    -   20,381,383    $2,038   $46,001       $  -    $11,360

Net earnings                    -             -            -         -         -          -      5,461

Dividends declared
 and accretion on
 preferred stock                -             -            -         -         -          -       (272)
Dividends paid,
 common stock                   -             -            -         -         -          -       (205)

Exercise of stock
 options                        -             -       86,000         9       111          -          -
                              ---           ---   ----------    ------   -------        ---    -------

Balance December 31,
 1996                         621             -   20,467,383     2,047    46,112          -     16,344

Net earnings                    -             -            -         -         -          -      3,165

Purchase of treasury
 stock                          -             -            -         -         -        (32)         -

Dividends paid,
 common stock                   -             -            -         -         -          -       (851)

Common stock issued             -             -       75,000         8       367          -          -

Exercise of stock
 warrants                       -             -      600,000        60     2,190          -          -

Exercise of stock
 options                        -             -      364,000        36     1,147          -          -
                              ---           ---   ----------    ------   -------        ---    -------

Balance December 31,
 1997                         621             -   21,506,383     2,151    49,816        (32)    18,658

(The information which
 follows is unaudited)

Net Loss                        -             -            -         -         -          -       (667)

Retired voting common
 stock                        (19)            -            -         -         -          -          -

Retired treasury stock          -             -       (6,340)        -       (32)        32          -

Dividends paid,
 common stock                   -             -            -         -         -          -       (215)
                              ---           ---   ----------    ------   -------        ---    -------

Balance March 31, 1998
 (Unaudited)                  602           $ -   21,500,043    $2,151   $49,784        $ -    $17,776
                              ===           ===   ==========    ======   =======        ===    =======


See notes to condensed consolidated financial statements.

                                   -5 of 13-

                        CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)



                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                          1998      1997
                                                          ----      ----
OPERATING ACTIVITIES
 Net earnings (loss)                                    $   (667)   1,424
 Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
  Depreciation                                               617      614
  Amortization                                                75       12
  Loss (gain) on sale of assets                              (15)       4
  Change in assets and liabilities:
     Receivables                                          (2,033)  (5,615)
     Inventories                                         (12,601)    (785)
     Other, current assets                                  (116)     (84)
     Accounts payable                                      3,423    5,251
     Accrued liabilities                                   3,776      320
     Deferred tax asset                                     (333)     821
     Long-term receivables                                   441        -
     Other, non-current assets, net of amortization
     of goodwill                                            (539)      10
                                                        --------   ------

 Net cash and cash equivalents provided by (used in)
  operating activities                                    (7,972)   1,972
                                                        --------   ------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                 21      101
 Capital expenditures                                     (1,667)  (1,045)
                                                          ------   ------

 Net cash and cash equivalents used in investing
  activities                                              (1,646)    (944)
                                                        --------   ------

FINANCING ACTIVITIES
 Payments on long-term debt                                  (56)    (104)
 Net borrowings on revolving credit note                  12,000        -
 Proceeds from stock warrants exercised                        -    2,250
 Payment of common stock dividends                          (215)    (211)
                                                        --------   ------

 Net cash and cash equivalents provided by
  financing activities                                    11,729    1,935
                                                        --------   ------

Increase in cash and cash equivalents                      2,111    2,963

Cash and cash equivalents at beginning of period           7,131    7,160
                                                        --------   ------

Cash and cash equivalents at end of period              $  9,242   10,123
                                                        ========   ======

See notes to condensed consolidated financial statements.

                                   -6 of 13-

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. The financial information as of March 31, 1998 and 1997 and for the interim periods ended March 31, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The Company is in a seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

(3) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement requires that all prior-period earnings per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of adopting SFAS No. 128 did not result in a change to the Company's 1997 first quarter earnings per share data, as previously reported, except the previously reported amounts for earnings per share were restated using basic earnings per share and diluted earnings per share.

       Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

       Options to purchase 435,000 shares of common stock at $4.13 to $6.13 per share were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The options remained outstanding at March 31, 1998.


                                   -7 of 13-

       The following table reconciles the net earnings (loss) applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share (in thousands, except per share data):


                                                       Three Months Ended
                                                           March 31
                                                       ------------------
                                                          1998       1997
                                                          ----       ----

       Net earnings (loss) applicable to common shares,
         basic and diluted                             $  (667)     1,424
                                                       =======     ======

       Weighted average number of common shares
         outstanding - basic                            21,501     21,005

       Dilutive effect of potential common shares
         issuable upon exercise of employee stock
         options and stock purchase warrants                 -        147
                                                       -------     ------

       Weighted average number of common shares
         outstanding - diluted                          21,501     21,152
                                                       =======     ======

       Earnings (loss) per share:

         Basic                                         $  (.03)       .07
                                                       =======     ======

         Diluted                                       $  (.03)       .07
                                                       =======     ======


(4) Certain reclassifications have been made to the prior interim period to conform to the 1998 presentation.

(5) There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year.

(6)    Commitments and Contingencies
       -----------------------------

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

       At March 31, 1998, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3,800,000 through September 2006.


                                   -8 of 13-

       The accompanying March 31, 1998 and December 31, 1997 condensed consolidated balance sheet reflect the preliminary allocation of the purchase price for substantially all of the assets of Rexworks', Inc. TRASHMASTER Landfill Compactor product line and three hard materials grinding machines as consummated by the Company on December 17, 1997. The purchase price allocation has not been finalized due to certain pre-acquisition contingencies identified by the Company relating to impairment of assets and contingent liabilities. Accordingly, goodwill associated with the acquisition may increase in 1998.

(7)    Litigation
       ----------

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

(8)    Comprehensive Earnings
       ----------------------

       The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Through March 31, 1998, the Company does not have any items included in comprehensive income that are not already included in the Company's statement of operations.



                                   -9 of 13-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The Company reported revenues of $44,022,000 for the three months ended March 31, 1998, compared to revenues of $41,713,000 for the three months ended March 31, 1997, an increase of 5.5%. The Company reported a net loss of $667,000, or three cents per share, basic and diluted, for the three months ended March 31, 1998, compared to net earnings of $1,424,000, or seven cents per share, basic and diluted, for the three months ended March 31, 1997.

The first quarter was both an exciting and disappointing time for the Company. The Company's order levels were good but shipments were below plan. The shortfall in shipments was primarily in road machines. Additionally, manufacturing disruption and reduced efficiencies caused by the accelerated move of the recently acquired compactor and grinder products from Milwaukee to Oklahoma City impacted shipments. Included in the Company's first quarter results was approximately $1.0 million of pretax costs associated with moving the two product lines acquired from Rexworks, Inc. in December 1997. The factors causing the delays in shipments of road machines were partially resolved in April 1998 resulting in increased shipments.

The Company's factory modernization plan at Oklahoma City that has been discussed in previous quarters is moving ahead, even though the long lead times on many of the larger items is making it slower than originally expected.

Gross margin for the three months ended March 31, 1998 was 22.1% compared to 24.9% for the three months ended March 31, 1997. Contributing to the decrease in margins was the disruptions caused by early relocation from Milwaukee. In addition, the Company's product mix during the three months ended March 31, 1998 also negatively impacted margins since sales of asphalt plant products result in lower margins than road machines.

Marketing and administrative expenses increased $972,000 for the three months ended March 31, 1998. As a percentage of revenues, marketing and administrative expenses increased to 16.2% for the three months ended March 31, 1998 from 14.9% for the three months ended March 31, 1997. The increase as a percentage of revenues is primarily due to the shortfall in shipments during the three months ended March 31, 1998.

Engineering and product development expenses increased $362,000 for the three months ended March 31, 1998. As a percentage of revenues engineering and product development expenses increased to 4.1% for the three months ended March 31, 1998 from 3.5% for the three months ended March 31, 1997. The Company continues to be committed to product development and enhancement.

Interest expense increased to $1,090,000 for the three months ended March 31, 1998, compared to $713,000 for the three months ended March 31, 1997. The increase in interest expense is due to additional borrowings on the Company's revolving line of credit.

The Company's effective tax rate was approximately 37% for both three month periods ended March 31, 1998 and 1997. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1997 was approximately 37 percent and the Company expects a comparable annual effective rate in 1998.

                                   -10 of 13-

Liquidity and Capital Resources
-------------------------------

Working capital at March 31, 1998 was $94,083,000 compared to $78,860,000 at March 31, 1997, an increase of $15,223,000. The increase in working capital is due to an increase in inventories of $21,790,000, and an increase in receivables of $5,478,000; offset by, an increase in accounts payable of $6,418,000 and an increase in accrued liabilities of $4,920,000. The current ratio was 3.97-to-1 at March 31, 1998 compared to 4.87-to-1 at March 31, 1997. The increase in inventories primarily work-in-process and raw materials and purchased parts from December 31, 1997 is largely the result of increased production and an increased sales backlog.

Cash used in operating activities for the three months ended March 31, 1998 was $7,972,000 compared to cash provided by operating activities of $1,972,000 for the three months ended March 31, 1997. The significant change in cash from operations is largely due to decreased earnings from operations and increased inventories. Financing activities for the three months ended March 31, 1998 provided an additional $11,729,000, which included $12,000,000 of borrowings from the Company's revolving line of credit, which was necessary due to the cash used in operations.

Capital expenditures are budgeted at $11,000,000 for 1998 and will be financed using internally generated funds and leasing programs. These capital expenditures will be used to improve the Company's manufacturing and product support efficiencies. Capital expenditures were $1,667,000 for the three months ended March 31, 1998 compared to $1,045,000 for the three months ended March 31, 1997.

The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. The Company's $40,000,000 unsecured revolving line of credit matures September 2000. As of March 31, 1998, the Company had utilized $27,000,000 of the unsecured revolving line of credit. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due.

For the period ended March 31, 1998, the Company was not in compliance with one debt covenant related to the $30,000,000 senior notes. The covenant was the "Fixed Charge Coverage Ratio" which requires a ratio of 2.00:1. The Company has obtained an amendment allowing exclusion of the non-cash charges recorded during the fourth quarter of 1997 and the relocation costs incurred during the quarter ended March 31, 1998. After exclusion of these amounts, the ratio was 2.20:1.00 at March 31, 1998.

As of March 31, 1998, the Company also was not in compliance with one debt covenant related to its $40,000,000 line of credit. The covenant was the "Liabilities to Net Worth" which requires a ratio of 1.25:1. The Company has obtained a waiver from the lender as of March 31, 1998. To allow for additional acquisitions, the Company has negotiated with the lender to change the "Liabilities to Net Worth" ratio to 1.75:1.

During the first quarter of 1998 the Company paid a quarterly cash dividend of one cent per share on March 18, 1998, to holders of record at the close of business on March 12, 1998. It is the Board of Directors present intention to continue paying quarterly cash dividends.


                                   -11 of 13-

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended March 31, 1998, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the company has determined it is "more likely than not" that the $12,533,000 of future tax deductions and credits will be utilized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $33 million to $38 million in future years.

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

None.
                                   -12 of 13-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 13, 1998                  /s/ Jim D. Holland
       -----------------               ------------------------------------
                                       Jim D. Holland
                                       Senior Vice President,
                                       Chief Financial Officer & Treasurer




                                   -13 of 13-