Form 10-Q
period 1998-06-30
CMI CORP
filed 1998-08-12
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998  Commission file number 1-5951


                                CMI CORPORATION
                      -----------------------------------
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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10 and
Voting Common Stock Par Value $.10                          21,512,005
----------------------------------------------  --------------------------------
           (Title of each class)                (Outstanding at August 10, 1998)



                                   -1 of 13-

                                CMI CORPORATION
                                     Index



                                                                            Page
                                                                            ----

PART I.   Financial Information

          Condensed Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997 and
               June 30, 1997                                                   3

          Condensed Consolidated Statements of Operations -
               Three Months and Six Months Ended June 30, 1998
               and 1997                                                        4

          Condensed Consolidated Statements of Changes in Common
               Stock and Other Capital -
               Six Months Ended June 30, 1998 and the Years Ended
               December 31, 1997 and December 31, 1996                         5

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998 and 1997                         6

          Notes to Condensed Consolidated Financial
               Statements                                                      7

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  10


PART II.  Other Information

          Item 1.  Legal Proceedings                                          13

          Item 2.  Changes in Securities                                      13

          Item 3.  Defaults Upon Senior Securities                            13

          Item 4.  Submission of Matters to a Vote of                         13
                   Security Holders

          Item 5.  Other Information                                          13

          Item 6.  Exhibits and Reports on Form 8-K                           13

Signatures                                                                    13



                                    -2 of 13-

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)

                                               June 30    December 31   June 30
                                                1998         1997        1997
                                             (Unaudited)       *      (Unaudited)
                                             -----------  ----------  -----------
 Current assets:
  Cash & cash equivalents                     $  9,182       7,131       16,465
  Receivables, net                              35,299      26,917       22,631
  Inventories
   Finished equipment                           23,124      28,618       20,352
   Work-in-process                              20,644      14,910       10,533
   Raw materials & parts                        35,647      25,143       21,495
                                              --------     -------      -------
     Total inventories                          79,415      68,671       52,380

  Other current assets                             928         579          884
  Deferred tax asset                             3,221       5,300        4,565
                                              --------     -------      -------
    Total current assets                       128,045     108,598       96,925

 Property, plant & equipment                    60,334      56,739       49,428
 Less accumulated depreciation                  38,346      37,288       35,905
                                              --------     -------      -------
  Net property, plant & equipment               21,988      19,451       13,523

 Long-term receivables                             380       2,509        2,586
 Other assets, principally goodwill              7,975       6,970        1,303
 Deferred tax assets                             6,900       6,900        9,100
                                              --------     -------      -------
                                              $165,288     144,428      123,437
                                              ========     =======      =======

 Current liabilities:
  Current maturities of long-term debt        $    209         259          170
  Accounts payable                              17,809      14,655       10,051
  Accrued liabilities                           12,156       9,647        9,182
                                              --------     -------      -------
    Total current liabilities                   30,174      24,561       19,403

 Long-term debt                                 61,203      49,274       34,000

Common shares & other capital:
  Class A common stock & common
    stock                                        2,151       2,151        2,108
  Other capital                                 71,760      68,442       67,926
                                              --------     -------      -------
    Total common shares & other capital         73,911      70,593       70,034
                                              --------     -------      -------
                                              $165,288     144,428      123,437
                                              ========     =======      =======



* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.



                                    -3 of 13-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)


                                   Three Months Ended          Six Months Ended
                                         June 30                    June 30
                                  --------------------       --------------------
                                    1998       1997            1998       1997
                                  ---------  ---------       ---------  ---------

Net revenues                       $65,892     46,105         109,914     87,818
                                   -------     ------         -------     ------

Costs and expenses:
  Cost of goods sold                48,121     34,365          82,404     65,679
  Marketing and
    administrative                   7,686      6,080          14,810     12,232
  Engineering and
    product development              1,910      1,709           3,706      3,143
  Product line relocation
    costs                              411          -           1,351          -
                                   -------     ------         -------     ------
                                    58,128     42,154         102,271     81,054

Operating earnings                   7,764      3,951           7,643      6,764

Other expense (income):
  Interest expense                   1,196        718           2,286      1,431
  Interest income                     (285)      (323)           (487)      (486)
  Other, net                           (61)        (3)            (77)         -
                                   -------     ------         -------     ------

Earnings before income taxes         6,914      3,559           5,921      5,819

Income tax expense                   2,546      1,329           2,220      2,165
                                   -------     ------         -------     ------

Net earnings                       $ 4,368      2,230           3,701      3,654
                                   =======     ======         =======     ======

Share data:
  Net earnings applicable
    to common shares               $ 4,368      2,230           3,701      3,654

  Weighted average outstanding
    common shares:
           Basic                    21,505     21,078          21,503     21,045

           Diluted                  21,680     21,172          21,626     21,163

  Net earnings per average
    outstanding share:
           Basic                   $   .20        .11             .17        .17
                                   =======     ======         =======     ======

           Diluted                 $   .20        .11             .17        .17
                                   =======     ======         =======     ======

  Dividends per common share       $   .01        .01             .02        .02
                                   =======     ======         =======     ======

See notes to condensed consolidated financial statements.

                                     -4 of 13-

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                            (dollars in thousands)

===================================================================================================
                           COMMON STOCK    CLASS A COMMON STOCK   ADDITIONAL
                          ---------------  ---------------------    PAID-IN    TREASURY   RETAINED
                          SHARES   AMOUNT     SHARES     AMOUNT     CAPITAL      STOCK    EARNINGS
                          -------------------------------------------------------------------------

Balance December 31,
 1995                        621   $    -   20,381,383    $2,038     $46,001       $  -    $11,360

Net earnings                   -        -            -         -           -          -      5,461

Dividends declared
 and accretion on
 preferred stock               -        -            -         -           -          -       (272)
Dividends paid,
 common stock                  -        -            -         -           -          -       (205)

Exercise of stock
 options                       -        -       86,000         9         111          -          -
                          ------   ------  -----------   -------  ----------   --------   --------

Balance December 31,
 1996                        621        -   20,467,383     2,047      46,112          -     16,344

Net earnings                   -        -            -         -           -          -      3,165

Purchase of treasury
 stock                         -        -            -         -           -        (32)         -

Dividends paid,
 common stock                  -        -            -         -           -          -       (851)

Common stock issued            -        -       75,000         8         367          -          -

Exercise of stock
 warrants                      -        -      600,000        60       2,190          -          -

Exercise of stock
 options                       -        -      364,000        36       1,147          -          -
                          ------   ------  -----------   -------  ----------   --------   --------

Balance December 31,
 1997                        621        -   21,506,383     2,151      49,816        (32)    18,658

(The information which
 follows is unaudited)

Net earnings                   -        -            -         -           -          -      3,701

Retired voting common
 stock                       (19)       -            -         -           -          -          -

Retired treasury stock         -        -       (6,340)        -         (32)        32          -

Exercise of stock
 options                       -        -       11,360         -          47          -          -

Dividends paid,
 common stock                  -        -            -         -           -          -       (430)
                          ------   ------  -----------   -------  ----------   --------   --------
Balance June 30, 1998
 (Unaudited)                 602   $    -   21,511,403    $2,151     $49,831       $  -    $21,929
                          ======   ======  ===========   =======  ==========   ========   ========

See notes to condensed consolidated financial statements.

                                   -5 of 13-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)



                                                         Six Months Ended
                                                              June 30
                                                         -----------------
                                                           1998     1997
                                                           ----     ----
OPERATING ACTIVITIES
 Net earnings                                           $  3,701    3,654
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation                                             1,194    1,230
  Amortization                                               149       23
  Loss (gain) on sale of assets                              (77)       -
  Change in assets and liabilities:
   Receivables                                            (8,382)  (4,774)
   Inventories                                           (10,744)   6,317
   Other, current assets                                    (349)    (697)
   Accounts payable                                        3,154    3,642
   Accrued liabilities                                     2,509      999
   Deferred tax asset                                      2,079    2,135
   Long-term receivables                                   2,129   (2,234)
   Other non-current assets, net of amortization
   of goodwill                                            (1,156)    (271)
                                                        --------   ------
 Net cash and cash equivalents provided by (used in)
  operating activities                                    (5,793)  10,024
                                                        --------   ------


INVESTING ACTIVITIES
  Proceeds from sale of assets                               288      104
  Capital expenditures                                    (3,940)  (2,512)
                                                        --------   ------
 Net cash and cash equivalents used in investing
  activities                                              (3,652)  (2,408)
                                                        --------   ------

FINANCING ACTIVITIES
  Payments on long-term debt                                (121)    (189)
  Net borrowings on revolving credit note                 12,000        -
  Proceeds from stock options exercised                       47       49
  Proceeds from stock warrants exercised                       -    2,250
  Payment of common stock dividends                         (430)    (421)
                                                        --------   ------
 Net cash and cash equivalents provided by
  financing activities                                    11,496    1,689
                                                        --------   ------

Increase in cash and cash equivalents                      2,051    9,305

Cash and cash equivalents at beginning of period           7,131    7,160
                                                        --------   ------

Cash and cash equivalents at end of period              $  9,182   16,465
                                                        ========   ======


See notes to condensed consolidated financial statements.


                                     -6 of 13-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of June 30, 1998 and 1997 and for the interim periods ended June 30, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The Company is in a seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

(3) Certain reclassifications have been made to the prior interim periods to conform to the 1998 presentations.

(4) There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year.

(5) Commitments and Contingencies
    -----------------------------

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

    At June 30, 1998, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $2,650,000 through September 2006.

    The accompanying June 30, 1998 and December 31, 1997 condensed consolidated balance sheet reflect the preliminary allocation of the purchase price for substantially all of the assets of Rexworks', Inc. TRASHMASTER Landfill Compactor product line and three hard material grinding machine product lines as consummated by the Company on December 17, 1997. The purchase price allocation has not been finalized due to certain pre-acquisition contingencies identified by the Company relating to impairment of assets and contingent liabilities. Accordingly, goodwill associated with the acquisition may increase during the remainder of 1998.



                                   -7 of 13-

(6) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement requires that all prior-period earnings per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of adopting SFAS No. 128 did not result in a change to the Company's 1997 second quarter or year-to-date earnings per share data, as previously reported, except the previously reported amounts for earnings per share were presented using basic earnings per share and diluted earnings per share.

    Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

    The following table reconciles the net earnings applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share (dollars and shares in thousands, except per share data):

                                            Three Months Ended    Six Months Ended
                                                 June 30             June 30
                                            ------------------   ------------------
                                               1998      1997       1998     1997
                                               ----      ----       ----     ----
  Net earnings applicable to
    common shares, basic and diluted         $ 4,368     2,230      3,701     3,654
                                             =======    ======     ======    ======

  Weighted average number of outstanding
    common shares - basic                     21,505    21,078     21,503    21,045

  Dilutive effect of potential common
    shares issuable upon exercise of
    employee stock options and stock
    purchase warrants                            175        94        123       118
                                             -------    ------     ------    ------

  Weighted average number of outstanding
    common shares - diluted                   21,680    21,172     21,626    21,163
                                             =======    ======     ======    ======

  Earnings per share:

    Basic                                    $   .20       .11        .17       .17
                                             =======    ======     ======    ======

    Diluted                                  $   .20       .11        .17       .17
                                             =======    ======     ======    ======

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


                                   -8 of 13-

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

(8) Comprehensive Income
    --------------------

    The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of "Comprehensive Income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Through June 30, 1998, the Company does not have any items included in comprehensive income that are not already included in the Company's statements of operations.



                                   -9 of 13-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

During the fourth quarter of 1997 the Company acquired all the outstanding stock of Brownwood Ross Company, a concrete plant manufacturing company; certain assets of CS Johnson Corporation, a concrete plant manufacturing company; and certain assets related to the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. The results of operation for the three months and six months ended June 30, 1998 include these operations.

Revenues increased 43 percent to $65,892,000 for the three months ended June 30, 1998, compared to $46,105,000 for the three months ended June 30, 1997. Approximately 70 percent of the increased revenues were from the newly acquired operations. Net earnings increased to $4,368,000, or 20 cents per share, for the three months ended June 30, 1998, compared to $2,230,000, or 11 cents per share, for the comparable three months ended June 30, 1997.

Revenues increased 25 percent to $109,914,000 for the six months ended June 30, 1998, compared to $87,818,000 for the six months ended June 30, 1997. Net earnings were $3,701,000, or 17 cents per share, for the six months ended June 30, 1998, compared to $3,654,000, or 17 cents per share, for the six months ended June 30, 1997.

Gross margin, as a percentage of net revenues, was 27.0 percent for the three months ended June 30, 1998, compared to 25.5 percent for the three months ended June 30, 1997. Gross margin, as a percentage of net revenues, was 25.0 percent for the six months ended June 30, 1998, compared to 25.2 percent for the six months ended June 30, 1997.

The Company's gross margins for the six months ended June 30, 1998 were impacted by the shortfall of automated road machines shipped during the first three months of 1998, which have higher margins than the Company's other core products. Additionally, manufacturing disruptions and reduced efficiencies caused by the accelerated move of the acquired embankment compactor and material reduction grinder product lines from Milwaukee to Oklahoma City impacted shipments during the first six months of 1998.

The Company's factory modernization plan at Oklahoma City that has been discussed in previous quarters continues to progress. Several of the long lead-time capital improvements are now beginning to be placed in service, which should help continue to lower manufacturing costs during the last half of 1998.

Marketing and administrative expenses increased $1,606,000 for the comparable three months ended June 30, 1998, and increased $2,578,000 for the comparable six months ended June 30, 1998. As a percentage of net revenues marketing and administrative expenses were 11.7 percent for the three months ended June 30, 1998, compared to 13.2 percent for the three months ended June 30, 1997, and were 13.5 percent for the six months ended June 30, 1998, compared to 13.9 percent for the six months ended June 30, 1997.

Engineering and product development expenses increased $201,000 for the comparable three months ended June 30, 1998, and increased $563,000 for the comparable six months ended June 30, 1998. As a percentage of net revenues engineering and product development expenses were 2.9 percent for the three months ended June 30, 1998, compared to 3.7 percent for the three months ended June 30, 1997, and were 3.4 percent for the six months ended June 30, 1998, compared to 3.6 percent for the six months ended June 30, 1997.


                                   -10 of 13-

Product line relocation costs for the three months and six months ended June 30, 1998 were $411,000 and $1,351,000, respectively. These costs were incurred by the Company to move the embankment compactor and material reduction grinder product lines from Milwaukee to Oklahoma City. The Company does not anticipate future quarters being impacted by these relocation costs.

Interest expense increased to $1,196,000 for the three months ended June 30, 1998, compared to $718,000 for the three months ended June 30, 1997 and increased to $2,286,000 for the six months ended June 30, 1998, compared to $1,431,000 for the six months ended June 30, 1997. The increase in interest expense is due to additional borrowings on the Company's revolving line of credit primarily for the acquisitions completed during the fourth quarter of 1997 and increased working capital requirements for the six months ended June 30, 1998.

Interest income was $285,000 for the three months ended June 30, 1998, compared to $323,000 for the three months ended June 30, 1997 and was $487,000 for the six months ended June 30, 1998, compared to $486,000 for the six months ended June 30, 1997.

The Company's effective tax rate for the three months and six months ended June 30, 1998 and 1997 was approximately 37 percent. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1997 was approximately 37 percent and the Company expects a comparable annual effective rate in 1998.

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 1998 was $97,871,000 compared to $77,522,000 at June 30, 1997, an increase of $20,349,000. The increase in working capital is due to an increase in inventories of $27,035,000 and an increase in receivables of $12,668,000; offset by, a decrease in cash of $7,283,000, an increase in accounts payable of $7,758,000 and an increase in accrued liabilities of $2,974,000. The increase in inventories, primarily work-in-process and raw materials and purchased parts, from December 31, 1997 is largely the result of increased production, sales backlog, and 1997 fourth quarter acquisitions. The current ratio at June 30, 1998 was 4.2-to-1 compared to 5.0-1 at June 30, 1997.

Cash used in operating activities for the six months ended June 30, 1998 was $5,793,000 compared to cash provided by operating activities of $10,024,000 for the six months ended June 30, 1997. The significant change in cash from operating activities is primarily due to increased inventories and receivables. Financing activities for the six months ended June 30, 1998 provided an additional $11,496,000, which included $12,000,000 of borrowings from the Company's revolving line of credit which was primarily the result of an increase in inventories.

Capital expenditures are budgeted at $11,000,000 for 1998 and are being financed using internally generated funds and leasing programs. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies. Capital expenditures for the six months ended June 30, 1998 were $3,940,000 compared to $2,512,000 for the comparable six months ended June 30, 1997. Additionally, the Company anticipates approximately $4,000,000 of capital expenditures to be placed in service during the third quarter of 1998.



                                   -11 of 13-

The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. The Company's $40,000,000 unsecured revolving line of credit matures September 2000. As of June 30, 1998, the Company had utilized $27,000,000 of the unsecured revolving line of credit. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due. As of June 30, 1998 the Company was in compliance with all debt covenants.

During the second quarter of 1998 the Company continued to pay a quarterly cash dividend of one cent per share on June 1, 1998, to holders of record at the close of business on May 21, 1998. It is the Board of Directors intention to continue paying quarterly cash dividends.

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ending June 30, 1998, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that $10,121,000 of the benefits of future tax deductions and credits will be utilized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $29 million to $34 million in future years.

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


                                   -12 of 13-

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 14, 1998, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The items of business considered at the annual meeting were as follows:

1. The election of Larry D. Hartzog, Ronald A. Kahn, and Thomas P. Stafford to serve as directors of the Company for a term of three years.

At the annual meeting, 19,514,393 votes were cast by the shareholders FOR the election of Mr. Hartzog and 96,757 votes were WITHHELD; 19,436,547 votes were cast by the shareholders FOR the election of Mr. Kahn and 174,603 votes were WITHHELD; 19,512,848 votes were cast by the shareholders FOR the election of Mr. Stafford and 98,302 votes were WITHHELD.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

    Exhibit No.
    -----------

    27  Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 10, 1998              /s/Jim D. Holland
      ---------------------           -----------------------------------
                                      Jim D. Holland
                                      Sr. Vice President, Treasurer and
                                      Chief Financial Officer


                                   -13 of 13-