Form 10-Q
period 1998-09-30
CMI CORP
filed 1998-11-13
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For quarter ended September 30, 1998              Commission file number 1-5951



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

Yes  X   No
    ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Voting Class A Common Stock Par Value $.10
  and Voting Common Stock Par Value $.10                   21,549,483
------------------------------------------     -------------------------------
         (Title of each class)                (Outstanding at November 13, 1998)

                                   -1 of 15-

                                CMI CORPORATION
                                     Index

                                                                            Page
                                                                            ----


PART I. Financial Information

          Condensed Consolidated Balance Sheets -
            September 30, 1998, December 31, 1997 and
            September 30, 1997                                                3

          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1998 and 1997                                       4

          Condensed Consolidated Statements of Changes in
            Common Stock and Other Capital - September 30, 1998
            and the Years Ended December 31, 1997 and December 31,
            1996                                                              5

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997                     6

          Notes to Condensed Consolidated Financial
            Statements                                                        7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10



PART II. Other Information

          Item 1.  Legal Proceedings                                         14

          Item 2.  Changes in Securities                                     14

          Item 3.  Defaults Upon Senior Securities                           14

          Item 4.  Submission of Matters to a Vote of                        14
                   Security Holders

          Item 5.  Other Information                                         14

          Item 6.  Exhibits and Reports on Form 8-K                          14

Signatures                                                                   15

                                   -2 of 15-

                         PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                       September 30   December 31  September 30
                                           1998          1997          1997
                                       (Unaudited)         *       (Unaudited)
                                       -----------    -----------  ------------

Current assets:
 Cash and cash equivalents               $  8,320         7,131        17,240
 Receivables, net                          26,509        26,917        20,886
 Inventories
  Finished equipment                       31,277        28,618        18,980
  Work-in-process                          16,515        14,910        12,403
  Raw materials and parts                  44,253        25,143        20,397
                                         --------       -------       -------
   Total inventories                       92,045        68,671        51,780


 Other current assets                       1,266           579           943
 Deferred tax asset                         2,305         5,300         3,875
                                         --------       -------       -------
   Total current assets                   130,445       108,598        94,724

Property, plant and equipment              68,140        56,739        52,054
Less accumulated depreciation              39,073        37,288        36,475
                                         --------       -------       -------
 Net property, plant and equipment         29,067        19,451        15,579

Long-term receivables                         174         2,509         3,114
Other assets, principally goodwill          5,435         6,970         1,284
Deferred tax assets                         6,900         6,900         9,100
                                         --------       -------       -------

                                         $172,021       144,428       123,801
                                         ========       =======       =======

Current liabilities:
 Current maturities of long-term debt    $    239           259           207
 Accounts payable                          16,667        14,655         9,268
 Accrued liabilities                       13,255         9,647         8,023
                                         --------       -------       -------
   Total current liabilities               30,161        24,561        17,498

Long-term debt                             66,083        49,274        33,948

Common shares and other capital:
 Class A common stock and
  common stock                              2,155         2,151         2,143
 Other capital                             73,622        68,442        70,212
                                         --------       -------       -------
   Total common shares and other
    capital                                75,777        70,593        72,355
                                         --------       -------       -------

                                         $172,021       144,428       123,801
                                         ========       =======       =======


* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                                   -3 of 15-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)


                                   Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                  --------------------  -------------------
                                     1998       1997      1998       1997
                                  ----------  --------  ---------  --------

Net revenues                        $48,860    36,078    158,774   123,896
                                    -------    ------    -------   -------

Costs and expenses:
  Cost of goods sold                 35,002    25,801    117,406    91,480
  Marketing and administrative        7,942     6,083     22,752    18,315
  Engineering and
   product development                1,968     1,550      5,674     4,693
  Product line relocation
   costs                                 68         -      1,419         -
                                    -------    ------    -------   -------
                                     44,980    33,434    147,251   114,488

  Operating earnings                  3,880     2,644     11,523     9,408

Other expense (income):
  Interest expense                    1,284       743      3,570     2,174
  Interest income                      (277)     (418)      (764)     (904)
  Other, net                              -         -        (77)        -
                                    -------    ------    -------   -------

Earnings before income taxes          2,873     2,319      8,794     8,138

Income tax expense                    1,022       886      3,242     3,051
                                    -------    ------    -------   -------

Net earnings                        $ 1,851     1,433      5,552     5,087
                                    =======    ======    =======   =======

Share data:
  Net earnings applicable
   to common shares                 $ 1,851     1,433      5,552     5,087

  Weighted average outstanding
   common shares:
     Basic                           21,536    21,328     21,514    21,140

     Diluted                         21,685    21,381     21,648    21,237

 Net earnings per average
   outstanding share:
     Basic                          $   .09       .07        .26       .24
                                    =======    ======    =======   =======

     Diluted                        $   .09       .07        .26       .24
                                    =======    ======    =======   =======

 Dividends per common share         $   .01       .01        .03       .03
                                    =======    ======    =======   =======


See notes to condensed consolidated financial statements.

                                   -4 of 15-

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                            (dollars in thousands)




                           COMMON STOCK     CLASS A COMMON STOCK     ADDITIONAL
                          ---------------   ---------------------      PAID-IN      TREASURY     RETAINED
                          SHARES   AMOUNT      SHARES     AMOUNT       CAPITAL        STOCK      EARNINGS
                          -------  ------   ------------  -------    -----------    ---------    ---------
Balance December 31,
 1995                       621     $  -     20,381,383    $2,038       $46,001         $  -      $11,360

Net earnings                  -        -              -         -             -            -        5,461

Dividends declared
 and accretion on
 preferred stock              -        -              -         -             -            -         (272)
Dividends paid,
 common stock                 -        -              -         -             -            -         (205)

Exercise of stock
 options                      -        -         86,000         9           111            -            -
                          -------  ------   ------------  -------    -----------    ---------    ---------

Balance December 31,
 1996                       621        -     20,467,383     2,047        46,112            -       16,344

Net earnings                  -        -              -         -             -            -        3,165

Purchase of treasury
 stock                        -        -              -         -             -          (32)           -

Dividends paid,
 common stock                 -        -              -         -             -            -         (851)

Common stock issued           -        -         75,000         8           367            -            -

Exercise of stock
 warrants                     -        -        600,000        60         2,190            -            -

Exercise of stock
 options                      -        -        364,000        36         1,147            -            -
                          -------  ------   ------------  -------    -----------    ---------    ---------

Balance December 31,
 1997                       621        -     21,506,383     2,151        49,816          (32)      18,658

(The information which
 follows is unaudited)

Net earnings                  -        -              -         -             -            -        5,552

Retirement of voting
 common stock               (19)       -            (22)        -             -            -            -

Retirement of treasury
 stock                        -        -         (6,340)        -           (32)          32            -

Exercise of stock
 options                      -        -         48,860         4           272            -            -

Dividends paid,
 common stock                 -        -              -         -             -            -         (644)
                          -------  ------   ------------  -------    -----------    ---------    ---------
Balance September 30,
 1998 (Unaudited)           602     $  -     21,548,881    $2,155       $50,056         $  -      $23,566
                          =======  ======   ============  =======    ===========    =========    =========

See notes to condensed consolidated financial statements.

                                   -5 of 15-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                             Nine Months Ended
                                                                September 30
                                                             -----------------
                                                                1998     1997
                                                               ------   ------
OPERATING ACTIVITIES
 Net earnings                                                $  5,552    5,087
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation                                                  1,912    1,810
  Amortization                                                    224       35
  Gain on sale of assets                                          (78)       -
  Change in assets and liabilities:
   Receivables                                                    408   (3,029)
   Inventories                                                (23,374)   6,917
   Other, current assets                                         (687)    (756)
   Accounts payable                                             2,012    2,859
   Accrued liabilities                                          3,608     (160)
   Deferred tax asset                                           2,995    2,825
   Long-term receivables                                        2,335   (2,762)
   Other non-current assets, net of amortization
   of goodwill                                                  1,311     (266)
                                                             --------   ------
 Net cash and cash equivalents provided by
  (used in) operating activities                               (3,782)  12,560
                                                             --------   ------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                     308      107
 Capital expenditures                                         (11,758)  (5,149)
                                                             --------   ------
 Net cash and cash equivalents used in investing
  activities                                                  (11,450)  (5,042)
                                                             --------   ------

FINANCING ACTIVITIES
 Payments on long-term debt                                      (211)    (204)
 Net borrowings on revolving credit note                       17,000        -
 Proceeds from stock options exercised                            276    1,183
 Proceeds from stock warrants exercised                             -    2,250
 Payment of common stock dividends                               (644)    (635)
 Purchase of treasury stock                                         -      (32)
                                                             --------   ------
 Net cash and cash equivalents provided by
  financing activities                                         16,421    2,562
                                                             --------   ------

Increase in cash and cash equivalents                           1,189   10,080

Cash and cash equivalents at beginning of period                7,131    7,160
                                                             --------   ------

Cash and cash equivalents at end of period                   $  8,320   17,240
                                                             ========   ======

See notes to condensed consolidated financial statements.


                                   -6 of 15-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of September 30, 1998 and 1997 and for the interim periods ended September 30, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The Company is in a seasonal business, whereas normally at least 60 percent of the Company's revenues occur in the first six months of each calendar year.

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

     At September 30, 1998, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $8,411,000 through September 2006.

(6) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement requires that all prior-period earnings per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of adopting SFAS No. 128 did not result in a change to the Company's 1997 third quarter or year-to-date earnings per share data, as previously reported, except the previously reported amounts for earnings per share are presented using basic earnings per share and diluted earnings per share.


                                   -7 of 15-

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

     The following table reconciles the net earnings applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share (dollars and shares in thousands, except per share data):


                                         Three Months Ended  Nine Months Ended
                                            September 30       September 30
                                         ------------------  -----------------

                                              1998     1997      1998     1997
                                           -------   ------    ------   ------
  Net earnings applicable to
    common shares, basic and diluted       $ 1,851    1,433     5,552    5,087
                                           =======   ======    ======   ======

  Weighted average number of outstanding
    common shares - basic                   21,536   21,328    21,514   21,140

  Dilutive effect of potential common
    shares issuable upon exercise of
    employee stock options and stock
    purchase warrants                          149       53       134       97
                                           -------   ------    ------   ------

  Weighted average number of outstanding
    common shares - diluted                 21,685   21,381    21,648   21,237
                                           =======   ======    ======   ======

  Earnings per share:

    Basic                                  $   .09      .07       .26      .24
                                           =======   ======    ======   ======

    Diluted                                $   .09      .07       .26      .24
                                           =======   ======    ======   ======

(7)  Litigation

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

     Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgment that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was infringing Cedarapids' patent and seeking unspecified monetary damages. In January 1997, the District Court issued an


                                   -8 of 15-
     order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent at issue in the lawsuit between the Company and Cedarapids. This stay was lifted in December 1997 and the lawsuit is currently set for trial in January 1999.

     In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking unspecified monetary damages. The Company intends to vigorously defend this lawsuit.

     There are numerous other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings, including the cases above, will not have a materially adverse effect on the Company's consolidated financial position, liquidity or future results of operations.

(8)  Comprehensive Income

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of "Comprehensive Income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Through September 30, 1998, the Company does not have any items included in comprehensive income that are not already included in the Company's condensed consolidated statements of operations.



                                   -9 of 15-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the fourth quarter of 1997 the Company acquired all the outstanding stock of Brownwood Ross Company, a concrete plant manufacturing company; certain assets of CS Johnson Corporation, a concrete plant manufacturing company; and certain assets related to the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. The results of operations for the three months and nine months ended September 30, 1998 include these operations.

Revenues increased 35.4 percent to $48,860,000 for the three months ended September 30, 1998, compared to $36,078,000 for the three months ended September 30, 1997. Most of the increased revenues for the three months ended September 30, 1998 were from the newly acquired operations. Net earnings were $1,851,000, or 9 cents per share, for the three months ended September 30, 1998, compared to $1,433,000, or 7 cents per share, for the comparable three months ended September 30, 1997.

Revenues increased 28.2 percent to $158,774,000 for the nine months ended September 30, 1998, compared to $123,896,000 for the nine months ended September 30, 1997. The revenue increase for the nine months ended September 30, 1998 resulted from the newly acquired operations. Net earnings were $5,552,000, or 26 cents per share, for the nine months ended September 30, 1998, compared to $5,087,000, or 24 cents per share, for the nine months ended September 30, 1997.

Gross margin, as a percentage of net revenues, was 28.4 percent for the three months ended September 30, 1998, compared to 28.5 percent for the three months ended September 30, 1997. Gross margin, as a percentage of net revenues, was
26.1 percent for the nine months ended September 30, 1998, compared to 26.2 percent for the nine months ended September 30, 1997.

The Company's factory modernization plan at Oklahoma City that has been discussed in previous quarters continues to progress. Several of the long lead-time capital improvements are now in service. The Company is starting to see added productivity and expects to cut costs by reducing the dependence on outside suppliers. The Company has noted improvements in its gross margins from the first quarter of 1998 (22.1 percent) and second quarter of 1998 (27.0 percent).

Marketing and administrative expenses increased $1,859,000 for the comparable three months ended September 30, 1998, and increased $4,437,000 for the comparable nine months ended September 30, 1998. Most of the increased expenses are the result of marketing efforts related to the newly acquired operations. Consulting fees in the amount of $300,000 related to the Company's year 2000 system conversion also impacted the Company's administrative expenses for the three months and nine months ended September 30, 1998. As a percentage of net revenues marketing and administrative expenses were 16.3 percent for the three months ended September 30, 1998, compared to 16.9 percent for the three months ended September 30, 1997, and were 14.3 percent for the nine months ended September 30, 1998, compared to 14.8 percent for the nine months ended September 30, 1997.

                                  -10 of 15-

Engineering and product development expense increased $418,000 for the comparable three months ended September 30, 1998, and increased $981,000 for the comparable nine months ended September 30, 1998. As a percentage of net revenues engineering and product development expenses were 4.0 percent for the three months ended September 30, 1998, compared to 4.3 percent for the three months ended September 30, 1997, and were 3.6 percent for the nine months ended September 30, 1998, compared to 3.8 percent for the nine months ended September 30, 1997.

Product line relocation costs for the three months and nine months ended September 30, 1998 were $68,000 and $1,419,000, respectively. These costs were incurred by the Company to move the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. in Milwaukee to Oklahoma City. The Company does not anticipate future quarters being impacted by these relocation costs.

Interest expense increased to $1,284,000 for the three months ended September 30, 1998, compared to $743,000 for the three months ended September 30, 1997 and increased to $3,570,000 for the nine months ended September 30, 1998, compared to $2,174,000 for the nine months ended September 30, 1997. The Company's effective interest rate was comparable period to period. The increase in interest expense is due to additional borrowings on the Company's revolving line of credit primarily for the acquisitions completed during the fourth quarter of 1997 and increased working capital requirements for the nine months ended September 30, 1998.

Interest income was $277,000 for the three months ended September 30, 1998, compared to $418,000 for the three months ended September 30, 1997 and was $764,000 for the nine months ended September 30, 1998, compared to $904,000 for the nine months ended September 30, 1997.

The Company's effective tax rate for the three months and nine months ended September 30, 1998 and 1997 was approximately 37 percent. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1997 was approximately 37 percent and the Company expects a comparable annual effective rate in 1998.

Liquidity and Capital Resources

The current ratio at September 30, 1998 was 4.3-to-1 compared to 5.41-1 at September 30, 1997. Working capital at September 30, 1998 was $100,284,000 compared to $77,226,000 at September 30, 1997, an increase of $23,058,000. The increase in working capital is due to an increase in inventories of $40,265,000 and an increase in receivables of $5,623,000; offset by, a decrease in cash of $8,920,000, an increase in accounts payable of $7,399,000 and an increase in accrued liabilities of $5,232,000. The increase in inventories, primarily raw materials and purchased parts, from December 31, 1997 is largely the result of an increased production schedule and the 1997 fourth quarter acquisitions. The Company's finished goods inventories also increased as a result of a shortfall in projected third quarter revenues. The Company anticipates the traditionally soft fourth quarter revenues might approach the third quarter revenues reported here-in which should help reduce inventory levels toward the end of 1998.

                                  -11 of 15-

Cash used in operating activities for the nine months ended September 30, 1998 was $3,782,000 compared to cash provided by operating activities of $12,560,000 for the nine months ended September 30, 1997. The significant change in cash from operating activities is primarily due to increased inventories. Financing activities for the nine months ended September 30, 1998 provided an additional $16,421,000, which included $17,000,000 of borrowings from the Company's revolving line of credit which was primarily used to fund the increase in inventories.

Capital expenditures for the nine months ended September 30, 1998 were $11,758,000 compared to $5,149,000 for the comparable nine months ended September 30, 1997. Capital expenditures now budgeted at $12,500,000 for 1998, originally budgeted at $11,000,000, are being financed using internally generated funds and leasing programs. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies.

The Company amended its revolving line of credit agreement on October 13, 1998. The amendment allows for an increase in its borrowing line from $40,000,000 to $60,000,000. The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. The Company's $60,000,000 unsecured revolving line of credit matures September 2001. As of September 30, 1998, the Company had utilized $32,000,000 of the unsecured revolving line of credit. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due. As of September 30, 1998 the Company was in compliance with all debt covenants.

During the third quarter of 1998, the Company continued to pay a quarterly cash dividend of one cent per share on September 2, 1998, to holders of record at the close of business on August 26, 1998. It is the Board of Directors intention to continue paying quarterly cash dividends.

Income Taxes

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended September 30, 1998, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that $9,205,000 of the benefits of future tax deductions and credits will be utilized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $27 million to $32 million in future years.

Impact of Year 2000 Issue

An issue exists for all companies that rely on computers as the Year 2000 (Y2K) approaches. The Y2K problem is the result of past practices in the computer industry of using two digits rather than four to identify the applicable year.

The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to Y2K. The Company has formed an oversight committee made up of key management positions and has developed a plan to coordinate identification, evaluation and implementation of any necessary changes to internal computer systems, applications, and business processes.

                                  -12 of 15-

As of September 30, 1998, the Y2K committee had identified the Company's information systems (IT) and non-information systems (non IT) that could potentially be impacted by Y2K. Prior to the end of 1998 the Company plans to have a detailed schedule of events that will be required to correct any remaining Y2K problems. This schedule will include a list of identified problems, prioritization of the problems, and identified solutions. The Company plans to be complete with all Y2K readiness and contingency planning by June 1999.

The Y2K process began in early 1996 when the Company began the software and hardware selection and evaluation process for its manufacturing and financial reporting applications. During the third quarter of 1998 the Company replaced the primary IT operations at the Oklahoma City location. Approximately $2 million was spent by the Company on this phase of the Y2K project which was also part of the Company's factory modernization plan. These costs were capitalized and will be expensed over future periods.

The Company has also obtained a vendor readiness statement from approximately 99 percent of the Company's active vendors. These statements indicated that 95 percent were either Y2K compliant or would be by June 1999. The Company has determined that an alternative supply source exists for the vendors who do not appear to be addressing the Y2K problem.

Non IT systems being considered include communication technologies. The Company has determined its communication technologies require certain upgrades to meet Y2K requirements. The Company anticipates Y2K compliance in this area by June 1999 at a estimated cost of $150,000.

The Company has been able to test its entire system using internal programming staff and outside computer consultants and intends to continue making any necessary modifications to prevent disruption to its operations. The Company spent $300,000 in consulting fees related to Y2K and IT systems during the third quarter 1998 and estimates that another $500,000 will be spent with outside consultants related to Y2K and IT systems. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning which will occur during 1999.

No assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

Federal Highway Legislation

The Company is accessing the longer-range impact of the $217 billion national highway bill (TEA-21) over the next five to six years. The significant investment in capital improvements and plant modernization efforts has the Company positioned to take advantage of any increased business as a result of this new legislation.

The Company has begun to see an impact in the form of a 150 percent increase in order backlog. The Company's backlog at September 30, 1998 was $35 million compared to $14 million at September 30, 1997. Newly acquired operations make up $10 million of the $21 million increase in sales backlog, while pre-acquisition operations makes up the remaining $11 million.

                                  -13 of 15-

Forward Looking Statements

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

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgment that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was infringing Cedarapids' patent and seeking unspecified monetary damages. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent at issue in the lawsuit between the Company and Cedarapids. This stay was lifted in December 1997 and the lawsuit is currently set for trial in January 1999.

In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking unspecified monetary damages. The Company intends to vigorously defend this lawsuit.

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

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------
       27   Financial Data Schedule

  (b) The Company did not file any report on a Form 8-K during the fiscal quarter ended September 30, 1998.

                                  -14 of 15-

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November  13, 1998               /s/Jim D. Holland
      ---------------------            --------------------------------------
                                      Jim D. Holland
                                      Senior Vice President, Treasurer and
                                      Chief Financial Officer



                                  -15 of 15-