Form 10-K
period 1998-12-31
CMI CORP
filed 1999-03-22
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           (x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 1998

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

     The aggregate market value of the Voting Class A Common Stock (Class A Common Stock) and the Voting Common Stock (Common Stock) held by non-affiliates of the registrant on March 19, 1999 was $79,990,417.

     The number of shares of the registrant outstanding on March 19, 1999 was 21,548,883 shares of Class A Common Stock and 602 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Documents                                  Form 10-K Reference
                 ---------                                  -------------------

Proxy Statement for the Annual Meeting of Shareholders            Part III
            to be held on May 14, 1999

                                CMI CORPORATION
                                   FORM 10-K

                               December 31, 1998

                               TABLE OF CONTENTS

           PART I                                                          PAGE
Item 1.          Business................................................     3

Item 2.          Properties..............................................    10

Item 3.          Legal Proceedings.......................................    10

Item 4.          Submission of Matters to a Vote of Security Holders.....    11

                 Executive Officers of the Registrant....................    11

           PART II

Item 5.          Market for the Registrant's Common Stock and
                 Related Shareholder Matters.............................    13

Item 6.          Selected Financial Data.................................    14

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    15

Item 7A.         Quantitative and Qualitative Disclosures About
                 Market Risk.............................................    22

Item 8.          Financial Statements and Supplementary Data.............    23

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................    49

           PART III

Items 10.-13.    All Items are Incorporated by Reference to the Company's
                 Proxy Statement for the Annual Meeting of Shareholders
                 to be held on May 14, 1999..............................    49

           PART IV

Item 14.         Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K.................................    49

                 SIGNATURES..............................................    52

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================
                                    PART I
Item 1.   Business
          --------

(a)  General Development of Business
     -------------------------------

Unless the context requires otherwise, as used herein, the term "Company" means CMI Corporation and its consolidated subsidiaries. Information regarding 1998 business developments is located in Item 1(c).

(b)  Financial Information About Operating Segments
     ----------------------------------------------

The Company primarily operates in the road and heavy construction industry and information regarding this and other products is located in Item 1(c). The Company's operating segments are defined by operating locations. See note 13 of the Notes to Consolidated Financial Statements (Item 8).

(c)  Narrative Description of Business
     ---------------------------------
The Company manufactures a wide variety of equipment for the road and heavy construction industry. These products are divided into two primary categories: mobile equipment and materials processing equipment. Regarding mobile equipment, the Company is an industry leader in the design and manufacture of automated machines for the construction and maintenance of highways, city streets, airport runways, county roads, bridges, and parking lots. The Company's mobile equipment includes concrete pavers; machines for concrete placing and spreading, finishing, texturing, and curing; pavement profiling machines; pavement reclaimers; automated fine grading, materials spreading and placing equipment; soil stabilizers and soil compacting machines; trailers used by the construction and mining industries; industrial scales; bridge and canal paving equipment. The Company's materials processing equipment includes a wide variety of paving materials production plants for the manufacture of both hot mix asphalt and concrete pavements. The Company also makes plants that recycle old pavements and thermal systems for remediating contaminated soils and sanitizing medical waste. Waste industry products included in material processing equipment include municipal landfill compactors and industrial and green waste grinding machines. The Company has won market recognition by producing products emphasizing recycling and energy conservation.

During the fourth quarter 1997, the Company expanded its product offerings by acquiring the operations of two manufacturers of concrete production plants and two product lines from a third manufacturer. The Company first acquired the Ross Company of Brownwood, Texas, a nearly 50-year-old manufacturer of concrete central and ready mix plants. Ross had built a

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================
strong reputation for innovative ready mix plants, both portable and stationery. The Company also acquired substantially all of the assets of the successor to the 75-year-old C.S. Johnson Company of Champaign, Illinois. C.S. Johnson was the pioneer in the design and manufacture of large mass pour concrete central mix plants used on some of the world's giant construction projects. Notable past projects include the Hoover and Grand Coulee Dams. Johnson plants are currently providing the concrete for the world's largest construction project of modern times, the Three Gorges Dam in China. Finally, the Company acquired the TRASHMASTER Landfill compaction line and three hard materials grinding machines for the demolition and wood wastes industry from Rexworks, Inc. of Milwaukee, Wisconsin.

Additional information regarding the Company's operating segments including the products produced by its segments is contained in note 13 of the Notes to Consolidated Financial Statements (Item 8).

The largest single impactor of Company business is the United States national highway construction program, which is funded in multiyear blocks. The current program, TEA-21 (Transportation Efficiency Act for the 21st Century) began October 1, 1998 and extends through September 30, 2003. TEA-21 provides $175 billion for highway construction and rehabilitation for the six-year period, an increase of 43 percent over the previous six-year program. A significant addition to the current program sets mandatory funding levels and guarantees all additional revenues of the Federal Highway Trust Fund. Regardless of this possible additional funding, the mandatory funding levels are having a strong, favorable impact upon customers who now can plan and prepare for an extended period of market expansion. Provisions of TEA-21 favor the recycling of worn pavement materials. The Company has been a leader in providing equipment for pavement recycling.

Principal product information is as follows:
     Hot Mix Asphalt Production Systems
     ----------------------------------
     The Company manufactures and markets, primarily in North America, a wide variety of portable and stationary hot mix asphalt production and recycling plants including batch plants and parallel and counter-flow continuous mix drum plants.

     The Company's most popular plants are marketed under the trade name "TRIPLE-DRUM." Production tests show this plant has superior heat transfer performance compared to other counter-flow plant designs, especially for recycle operations. The ease with which TRIPLE-DRUMs are passing tough exhaust emissions standards with high production rates, even under adverse production conditions, has been noticed by the industry and is resulting in stronger sales.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

     The Company manufactures the entire plant system including components for aggregate feeding, liquid asphalt cement and additive metering, material mixing and heating, finished material storage and truck loading, exhaust cleaning and computerized control packages for operating the complete system.

     Concrete Plants
     ---------------

     The Company's concrete batching plants are manufactured and marketed by CMI Johnson/Ross, with plants in Champaign, Illinois and Brownwood, Texas. The Company offers the industry's largest range of ready-mix and central-mix plants offered by a single manufacturer. The Company is the world leader in providing large mass pour plants for dams, power plants, and other giant concrete facilities.

     Concrete Paving Systems
     -----------------------

     The Company introduced the industry's first automated grading and concrete paving machines in the 1960's. Today, the Company manufactures and markets worldwide a complete line of automated street and highway class concrete slipform paving and paving train support machines. The popularity of these machines relates directly to job site performance, which often has resulted in contractors earning performance bonuses for pavement smoothness as recorded by profileograph measuring.

     The Company's highway class pavers incorporate machine improvements into the basic machine design, making features like computerized crowning and automatic placement of dowel bars less costly to add. The Company also manufactures and markets a line of curb and gutter pavers and smaller slipform pavers for residential, parking lot and building site paving requirements.

     Pavement Profiling Equipment
     ----------------------------
     The Company introduced the industry's first dedicated pavement milling machine in 1976. Since that time, the Company's line of "ROTO-MILL" Pavement Profilers has set the standards for the fast developing pavement restoration and recycling market. The Company offers a wide range of models from small utility machines to the PR-1200, the world's largest pavement profiling machine. Current models include the PR-500C, PR-650, and PR-800-7, all half-lane width machines; the PR-1050, and PR-1200, full lane width machines; and two

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

     utility rubber tire models, the PRT-225 and PRT-525. Several mid-size and larger ROTO-MILL models have been configured for surface mining. The Company is gauging customer acceptance of these units and plans to further refine models for mining use and take appropriate marketing steps to build product awareness and sales.

     Reclaiming/Stabilizing Equipment
     --------------------------------
     The Company's popular road reclamation and soil stabilization machines, beginning with the RS-500 introduced in 1991, have had excellent market acceptance. Now marketed under the trade name, ROTO-MIXER, the productivity and versatility of these machines have created new work classifications and markets for recycling and pavements; and have dramatically increased the productivity of older methods. Current models include the RS-425, RS-450, RS-500B and RS-650.

     Weighing Equipment
     ------------------

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

     Waste, Construction and Demolition Equipment
     --------------------------------------------

     The Company's TRASHMASTER landfill compactors enjoy strong market acceptance. Their unique design offers full width compaction resulting in 10% to 15% greater landfill densities over conventional waste compactors. The Company offers three green-waste and heavy materials grinding models that are sold to the timber, landscaping, construction and demolition and waste recycling industries. The Company's grinders have patented features that provide excellent productivity and minimal downtime.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

     Load King Division
     ------------------
     Load King, headquartered in Elk Point, South Dakota, manufactures a broad line of heavy-duty trailers for equipment and material hauling. Bottom discharge material trailers and a family of redesigned rock hauler trailers have been added to the broad line of folding gooseneck and lightweight detachable gooseneck trailers engineered to meet individual state weight distribution requirements. Load King also responds to customer requirements for custom heavy-haul trailers. During 1995, the Company began manufacturing its popular bottom dump trailers at its Oklahoma City manufacturing facility. During 1996, the newly designed rock hauler trailers were added to production at the Oklahoma City manufacturing facility. The added production at the Oklahoma City manufacturing facility has reduced Load King's response time for filling dealer orders for these products and has permitted the Elk Point manufacturing facility to concentrate on the production of custom heavy-hauling units.

     Bid-Well Division
     -----------------

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

     Remediation Equipment
     ---------------------
     Soil remediation is a process whereby non-hazardous contaminates like oil, jet fuel, and other hydrocarbon-based pollutants are removed from the soil in a thermal process. Soil remediation systems use similar equipment and processes as the Company's asphalt production systems.

     The Company has engineered and is marketing remediation systems with production ranges from 80 to 160 tons per hour. The Company's systems have been used at military and industrial sites, where they have set new production records, doubling the tons per hour produced on any previous jobs of similar nature.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Marketing and Distribution.  The Company's construction equipment is sold
--------------------------
directly to end users and through independent dealers. The Company's scale and trailer products are sold through independent dealers. All products are sold in the United States and in foreign markets, except for weighing equipment and products manufactured by the Load King Division which are sold primarily in the United States.

Sources and Availability of Raw Materials.  The principal component parts used
-----------------------------------------
in the Company's manufacturing of its pavement maintenance and construction equipment that are supplied by others primarily include gas and diesel engines, hydraulic cylinders, tires, bearings, and raw steel. The Company has not experienced any delays in its component parts deliveries or received inferior component parts that have adversely affected its business. In addition, the Company purchases many of these components from a variety of outside suppliers and believes that alternate sources of supply exist for substantially all items.

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

Dependence Upon a Single Customer or a Few Customers.  The Company was not
----------------------------------------------------
dependent on any single customer or group of customers during 1996 through 1998.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Competitive Conditions.  The Company is one of the largest producers of pavement
----------------------
maintenance and construction equipment in the United States. The Company has won substantial market recognition in the pavement maintenance and construction industry by producing products emphasizing recycling and energy conservation. The Company also has received market recognition for the quality and productivity of its equipment and believes improvements can be made in aftermarket services (i.e. parts availability and services). Numerous companies produce equipment with similar features and the construction equipment market remains competitive. Competition is based primarily on price, product quality, financing, productivity, quality of construction, service, and availability of replacement parts.

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

Employees.  The Company had approximately 1,890 employees as of December 31,
----------
1998.

(d)  Financial Information About Geographic Areas
     --------------------------------------------

Information regarding revenues from external customers in different geographical areas is as follows (dollars in thousands):

                                                  1998     1997     1996
                                                --------  -------  -------

   United States                                $177,402  132,865  109,349

   North and Central America, other than the
       United States                              15,322    8,043   11,904

   South America                                     962    6,764    5,177

   Asia                                            8,173    3,954    4,284

   Australia                                       1,740    1,453    5,071

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

                                                  1998     1997     1996
                                                --------  -------  -------
   Europe                                          2,055      928    2,607
   Other regions                                      32        7      396
                                                --------  -------  -------
       Total net revenues                       $205,686  154,014  138,788
                                                ========  =======  =======

Sales of Company products outside the United States are denominated in U.S. dollars. International sales are generally secured by letters of credit from financial institutions to reduce credit risk. Additional information about the Company's operating segments is incorporated by reference from note 13 of the Notes to Consolidated Financial Statements (Item 8).

Item 2.   Properties
          ----------

The Company has total plant, office, and warehouse areas of approximately 923,000 square feet, which are located in four states.

The largest manufacturing plant (utilized by the Company's Oklahoma City operating segment), including the corporate headquarters, has approximately 619,000 square feet and is located in Oklahoma City, Oklahoma. Other principal manufacturing plants and offices owned by the Company, aggregating approximately 304,000 square feet, are located in South Dakota, Texas, and Iowa. The Company also leases approximately 95,000 square feet of manufacturing plants and offices located in Illinois. These facilities are adequate for the current and expected near future operations of the Company.

In addition, the Company owns 110 acres of land in Tennessee currently being held for sale.

Item 3.   Legal Proceedings
          -----------------

As previously disclosed, on November 22, 1995, a Chicago law firm, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois. On December 20, 1995, the case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. The law firm is seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs. The Company has denied these allegations and will continue to defend this lawsuit.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was infringing Cedarapids' patent and seeking unspecified monetary damages. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor, Industries. The Company anticipates this lawsuit going to trial in mid 1999.

In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking unspecified monetary damages. The Company intends to vigorously defend both lawsuits involving Cedarapids.

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

Executive Officers of the Registrant
------------------------------------

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

The following is a list of names and ages of all the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each such person's principal occupations or employment during the past five years.

                            Age as of
Name                      March 19, 1999        Offices and Positions Held
----                      --------------  --------------------------------------

Bill Swisher                    68        Chairman of the Board and director (1)

Tom Engelsman                   48        Chief Executive Officer since October
                                          1998 (2) and director

Albert L. Basey                 61        President and Chief Operating Officer
                                          since February 1997

Jim D. Holland                  54        Senior Vice President, Treasurer,
                                          and Chief Financial Officer since
                                          August 1984

Robert L. Curtis                59        Vice President, Sales and Marketing
                                          since November 1996

Thane Swisher                   42        Vice President and Secretary since
                                          October 1987

(1) Mr. Swisher served as the Company's Chief Executive Officer from 1965 to October 1998.

(2) Mr. Engelsman has held general management positions with industrial companies for over 25 years including the most recent position of president and chief operating officer for Beloit Corporation.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
        ------------------------------------------------------------------
Matters
-------

Principal Market and Stock Prices:
----------------------------------

The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CMI." The closing market price for the Company's Class A Common Stock on March 19, 1999, was $7.25. The table below presents the high and low market prices for the Company's Class A Common Stock for each three month period in 1998 and 1997. The following information was obtained from the monthly market statistics report prepared by the New York Stock Exchange.

                               1998                      1997
                   ------------------------   -----------------------
                   3/31   6/30  9/30  12/31   3/31  6/30  9/30  12/31
                   ----   ----  ----  -----   ----  ----  ----  -----

Common shares:
     High         $7.13  10.00  9.31   9.38  $5.13  4.75  5.50   6.50
     Low           4.56   6.25  5.75   5.31   4.25  3.88  3.94   4.13


Approximate Number of Shareholders:
-----------------------------------

The number of holders of record of the Company's common shares as of March 19, 1999, was 1,565.

Dividend Information:
--------------------

The Company has authorized and paid a one cent per common share dividend beginning in the fourth quarter of 1996 through the first quarter of 1999. It is the Board of Director's present intention to continue paying regular quarterly cash dividends.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Notes to Consolidated Financial Statements (Item 8).

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data should be read in conjunction with the consolidated financial statements of the Company, including notes and supplementary information appearing elsewhere herein.

Five-Year Selected Financial Data - (dollars in thousands, except per share data)

                                     1998     1997     1996     1995     1994
                                     ----     ----     ----     ----     ----
Net revenues                       $205,686  154,014  138,788  130,578  128,005

Operating earnings                   13,890    6,746   10,987   11,743   15,032

Net earnings (1)                      6,217    3,165    5,461   17,501   22,618

Earnings per common share -
     diluted (1)                        .29      .15      .25      .82     1.07

Total assets (2)                    189,711  144,428  113,454  109,219   89,744

Long-term debt and redeemable
     preferred stock (2)             77,049   49,274   34,103   27,628   27,599

Cash dividends per common share    $    .04      .04      .01        -        -


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

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
---------------------
Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------
The Company's $30 million unsecured senior notes issued in September 1996 mature from September 2000 to September 2006. The Company amended its revolving line of credit agreement on October 13, 1998 which increased its borrowing line from $40 million to $60 million. As of December 31, 1998, the Company had utilized $43 million of the unsecured revolving line of credit. On March 12, 1999 the borrowing line of credit was increased to $70 million for a period of 120 days and will return to $60 million at the end of this period. As of March 19, 1999, the Company had utilized $48 million of the unsecured revolving line of credit. The line of credit matures September 2001. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due. As of December 31, 1998 the Company was in compliance with all debt covenants.

The Company maintains a fleet financing agreement with a third party lender related to the rental of finished products to customers. Generally, these financings range from three months to three years and are secured by the specific finished product. These financing arrangements provide the Company with additional short-term working capital and the ability to offer more attractive financing to its customers. The fleet financing agreement provides for interest at the prime rate. At December 31, 1998, the Company had no outstanding obligations under this agreement.

The debt-to-total-capital percentage increased to 50.4% at December 31, 1998 compared to 41.2% at December 31, 1997. This increase is primarily the result of funding the increase in inventories at December 31, 1998. The Company's financing agreements should provide the Company with sufficient working capital to finance its operations.

Other Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------------
The Company's current ratio at December 31, 1998 was 4.19-to-1 compared to 4.42-to-1 at December 31, 1997. Working capital increased to approximately $116.2 million at December 31, 1998 from $84.0 million at December 31, 1997. The increase in working capital is primarily the result of increased cash of $6.4 million and increased inventories of approximately $34.2 million, offset by an increase in current liabilities of approximately $11.9 million. The increase in inventories, primarily raw materials and purchased parts, from December 31, 1997 is largely the result of increased production and the working capital required for operations related to the 1997 fourth quarter acquisitions. The Company's finished goods inventories also increased in preparation for the 1999 selling season.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Cash used in operating activities was $7.8 million for the year ended December 31, 1998, compared to cash provided by operating activities of $8.5 million for the year ended December 31, 1997. This significant change in cash from operating activities is primarily attributed to the increased investment in inventories. Financing activities for the year ended December 31, 1998 provided $27.2 million, which included $28.0 million of borrowings from the Company's revolving line of credit. These additional borrowings were used to fund the increase in inventories.

Capital expenditures were $13.3 million, an increase of $8 million from the prior year. Principal capital expenditures consisted primarily of computer software and hardware, construction of a new paint facility in Oklahoma City and equipment for use in manufacturing facilities. Capital expenditures for 1999 are budgeted at $6.0 million. Capital expenditures are financed using internally generated funds and debt.

During 1998, the Company paid a quarterly cash dividend of one cent per share. During the first quarter of 1999, the Company's Board of Directors authorized payment of a quarterly cash dividend of one cent per share. It is the Board of Director's present intention to continue paying regular quarterly cash dividends.

Accounting for Income Taxes
---------------------------
Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes for a change in tax rates is recognized as income in the period that includes the enactment date.

The Company has a net deferred tax asset after consideration of the valuation allowance of approximately $9.1 million and $12.2 million at December 31, 1998 and 1997, respectively. The benefit of future tax deductions and credits not utilized by the Company in the past is reflected as an asset to the extent that the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, reversing taxable temporary differences and expiration dates of carryforwards. As a result, the Company has determined it is "more likely than not" that the $9.1 million of net deferred tax assets will be realized. The ultimate realization of future tax deductions and credits will require aggregate taxable income of approximately $17 million to $22 million in future years.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Results of Operations
---------------------
Years ended December 31, 1998 and 1997. During the fourth quarter of 1997, the Company acquired all the outstanding stock of Brownwood Ross Company, a concrete plant manufacturing company; certain assets of the successor of CS Johnson Corporation, a concrete plant manufacturing company; and certain assets related to the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. The results of operations for the year ended December 31, 1998 include these operations.

Revenues increased 33.6 percent to $205.7 million for the year ended December 31, 1998 from $154.0 million for the year ended December 31, 1997. The revenue increase for the year ended December 31, 1998 was primarily generated through the newly acquired operations. Net earnings were $6.2 million in 1998 compared to $3.2 million in 1997, or 29 cents per share for 1998 compared to 15 cents per share for 1997.

The Company's international sales were $28.3 million in 1998 compared to $21.1 million in 1997, resulting in a increase of approximately 34% from 1997. The Company's domestic sales were $177.4 million in 1998 and $132.9 million in 1997, an increase of approximately 33%. The increase in net revenues both internationally and domestically was primarily attributable to acquisitions completed during the fourth quarter of 1997.

The increase in international revenues from 1997 is primarily attributed to North and Central America (other than the United States) and Asia, offset by a decrease in South America. International revenues as a percentage of the Company's total revenues were 13.8% in 1998 and 13.7% in 1997.

Gross margin, as a percentage of net revenues, was 26.0% for the year ended December 31, 1998, up from 25.2% for the year ended December 31, 1997. The Company has improved its gross margins quarter over quarter during 1998.

Marketing and administrative expenses increased $5.0 million in 1998. The majority of the increased expenses are the result of marketing efforts related to the newly acquired operations. As a percentage of net revenues, marketing and administrative expenses were 14.8% in 1998 compared to 16.5% in 1997.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================
Engineering and product development expense increased $1.2 million in 1998. The Company's increased expenses are the result of newly acquired operations and increased product development. During 1998, the Company introduced the RS-450, a new higher production road reclaimer and soil stabilization machine for governmental and smaller project markets. Also, the Company substantially completed the design of a Medical Waste Grinder for the health care industry. Additional products including new and upgraded models will be introduced to the industry during the CONEXPO trade show held in Las Vegas in March 1999. As a percentage of net revenues, engineering and product development expenses were 3.8% percent in 1998 compared to 4.3% in 1997.

Product line relocation costs for the year ended December 31, 1998 were $1.4 million. These costs were incurred by the Company to move the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. in Milwaukee, Wisconsin to our Oklahoma City facility in the first and second quarters of 1998. Future periods will not be impacted by relocation costs related to this 1997 acquisition.

Interest expense increased $2.1 million from the prior year. The Company's effective interest rate was approximately 7.87% in 1998 compared to approximately 8.22% in 1997. The increase in interest expense is due to additional borrowings on the Company's revolving line of credit primarily for the acquisitions completed during the fourth quarter of 1997, capital expenditures and increased working capital requirements, primarily inventories, for the year ended December 31, 1998.

Income tax expense was $3.6 million in 1998 compared to $2.0 million in 1997. The Company's financial effective tax rate in 1998 and 1997 was 36.9% and 39.1%, respectively. Excluding losses of the Company's foreign subsidiary the Company's financial effective tax rate was 36.5% in 1998 and 1997. The effective rate of 36.5% differs from the statutory federal rate of 35% primarily due to state income taxes.

Years ended December 31, 1997 and 1996. Revenues for the year ended December 31, 1997 rose to $154.0 million from $138.8 million for the year ended December 31, 1996. Net earnings for 1997 were $3.2 million compared to $5.5 million in 1996, or 15 cents per share for 1997 versus 25 cents per share for 1996.

The Company's international sales were $21.1 million in 1997 compared to $29.4 million in 1996, resulting in a decrease of approximately 28% over 1996. The Company's domestic sales were $132.9 million in 1997 and $109.4 million in 1996, an increase of approximately 21%. The increase in net revenues was primarily attributable to increased volume from the Company's core products. The acquisitions completed during the fourth quarter of 1997 did not significantly impact 1997 net revenues.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================
The decrease in international sales is primarily attributed to declines in Australia and North and Central America (other than the United States) offset by an increase in South America. The declines are primarily a result of unusually strong sales realized in 1996.

The Company's gross margins were 25.2% for the year ended December 31, 1997, compared to 28.9% for the year ended December 31, 1996. One reason for the decline is the Company's strategy to gain market share in the asphalt arena and the associated pricing pressures encountered. However, the primary cause for the decrease is the plant reengineering program that began in 1997 with a long term goal of lowering costs of goods sold primarily by controlling labor costs while maximizing productivity and efficiency. In addition, in connection with the reengineering efforts, the Company focused on improving the quality of its products and ensuring stringent quality standards were met prior to shipping equipment. These efforts required significant commitment of capital and man hours during the transition and resulted in increases in costs of sales during the first six months of 1997. The costs improved in the third and fourth quarters, but the impact on overall 1997 margins was negative.

Marketing and administrative expenses increased $2.4 million in 1997 due to increased sales efforts. As a percentage of net revenues, marketing and administrative expenses were 16.5% in 1997 compared to 16.6% in 1996.

Engineering and product development expense increased $637,000 in 1997. As a percentage of net revenues, engineering and product development costs remained level at 4.3% for the year ended December 31, 1997 and 1996, respectively. The Company continues to be committed to setting standards of quality within the industry. During 1997 the Company introduced the PR-525, a track version of the highly mobile PRT-525 mill.

Interest expense decreased $27,000 from the prior year. The Company's average borrowings increased over 1996 largely due to the $30.0 million private placement completed in September 1996 and the $15.0 million funding from the Company's line-of-credit in December 1997. The Company's effective interest rate was approximately 8.22% in 1997 compared to approximately 10.80% in 1996. The increase in average borrowings in 1997 was partially offset by more favorable borrowing rates under the Company's new financing arrangements.

Income tax expense was $2.0 million in 1997 compared to $3.2 million in 1996. The Company's financial effective tax rate in 1997 and 1996 was 39.1% and 36.7%, respectively. Excluding losses of the Company's foreign subsidiary the Company's financial effective tax rate was 36.5% in 1997 and 1996. The effective rate of 36.5% differs from the statutory federal rate of 35% primarily due to state income taxes.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 is not expected to impact the Company.

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

As of December 31, 1998, the Y2K committee had identified the Company's information systems (IT) and non-information systems (non IT) that could potentially be impacted by Y2K. The Company plans to be complete with all Y2K readiness and contingency planning by June 1999.

The Y2K process began in early 1996 when the Company began the software and hardware selection and evaluation process for manufacturing and financial reporting applications. During the third quarter of 1998 the Company replaced the primary IT operations at the Oklahoma City location. Approximately $2 million was spent by the Company on this phase of the Y2K project for new computer software and hardware which was also part of the Company's factory modernization plan. These costs were capitalized and will be amortized over future periods.

The Company has also obtained a vendor readiness statement from approximately 99% of the Company's active vendors. These statements indicated that 95% were either Y2K compliant or would be by June 1999. The Company has determined that an alternative supply source exists for the vendors who do not appear to be addressing the Y2K problem.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================
Non IT systems being considered include communication technologies. The Company has determined its communication technologies require certain upgrades to meet Y2K requirements. The Company anticipates Y2K compliance in this area by June 1999 at an estimated cost of $75,000.

The Company has been testing its systems using internal programming staff and outside computer consultants and intends to continue making any necessary modifications to prevent disruption to its operations. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning which will occur during 1999. The Company does not anticipate incurring any material outside costs for future Y2K activities. All remaining remediation efforts will be performed primarily utilizing existing employees. The Company does not separately identify internal costs related to Y2K efforts.

No assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues. Additionally, no assurances can be given that third parties with whom the Company does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

Federal Highway Legislation
---------------------------
The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next five to six years. The Company's significant investment in capital improvements and plant modernization efforts should have the Company positioned to take advantage of the anticipated increased business as a result of this new legislation.

Forward Looking Statements
--------------------------
Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, highway funding, adverse weather conditions, general economic conditions and political changes both domestically and overseas.

CMI CORPORATION
FORM 10-K
December 31, 1998
================================================================================
Clean Air Act
-------------
In 1990, the United States Congress passed certain amendments to the National Clean Air Act. The 1990 amendments have required certain products manufactured by the Company to be equipped with new pollution control devices. Additional products manufactured by the Company include pollution control devices. The Company believes that it will continue to be able to meet the implementation dates as required by the Clean Air Act.

Inflation
---------
The Company did not experience any significant inflationary impact on its costs of materials.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

At December 31, 1998, the Company had long-term debt outstanding of $77.3 million. Of this amount, $30 million bears interest at a fixed rate of 7.68%, and $4.3 million bears interest at fixed rates averaging approximately 8%. The remaining $43 million bears interest at variable rates which averaged approximately 7.15% at the end of 1998. A 10% increase in short-term interest rates on the variable rate debt outstanding at the end of 1998 would approximate 72 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $310,000 assuming borrowed amounts remain outstanding.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

                       CMI CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

================================================================================

                                                                            PAGE

Independent Auditors' Report............................................      24


Consolidated Financial Statements
---------------------------------

  Consolidated Statements of Earnings,
   Years ended December 31, 1998, 1997, and 1996........................      25

  Consolidated Balance Sheets, December 31, 1998 and 1997...............      26

  Consolidated Statements of Changes in Common Stock and Other Capital,
   Years ended December 31, 1998, 1997, and 1996........................      28

  Consolidated Statements of Cash Flows,
   Years ended December 31, 1998, 1997, and 1996........................      29

  Notes to Consolidated Financial Statements,
   December 31, 1998, 1997, and 1996....................................      30

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMI Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                  KPMG LLP

Oklahoma City, Oklahoma
February 22, 1999

                       CMI CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                 Years ended December 31, 1998, 1997, and 1996
                 (dollars in thousands, except per share data)

================================================================================
                                                1998      1997      1996
                                                ----      ----      ----

Net revenues                                  $205,686   154,014   138,788
                                              --------   -------   -------

Costs and expenses:
  Cost of goods sold                           152,116   115,172    98,694
  Marketing and administrative                  30,445    25,450    23,098
  Engineering and product development            7,816     6,646     6,009
  Product line relocation costs                  1,419         -         -
                                              --------   -------   -------
                                               191,796   147,268   127,801
                                              --------   -------   -------
  Operating earnings                            13,890     6,746    10,987
                                              --------   -------   -------

Other expense (income):
  Interest expense                               5,000     2,906     2,933
  Interest income                                 (934)   (1,351)     (616)
  Other, net                                       (35)       (4)       44
                                              --------   -------   -------

Earnings before income taxes                     9,859     5,195     8,626

Income tax expense                               3,642     2,030     3,165
                                              --------   -------   -------

Net earnings                                  $  6,217     3,165     5,461
                                              ========   =======   =======

Share data:
  Net earnings applicable to common shares    $  6,217     3,165     5,189
  Weighted average outstanding common
  shares:
    Basic                                       21,523    21,225    20,426

    Diluted                                     21,660    21,318    20,708

  Net earnings per average outstanding
  common share:
    Basic                                     $    .29       .15       .25
                                              ========   =======   =======

    Diluted                                   $    .29       .15       .25
                                              ========   =======   =======


See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                          December 31, 1998 and 1997
                            (dollars in thousands)

================================================================================

                     Assets                                 1998     1997
                     ------                                 ----     ----

Current assets:
  Cash and cash equivalents                               $ 13,559    7,131
  Receivables less allowance for doubtful accounts
     of $907 and $1,035 at December 31, 1998 and 1997,
     respectively                                           28,013   26,917
  Inventories:
     Finished equipment                                     37,409   28,618
     Work-in-process                                        14,189   14,910
     Raw materials and parts                                51,293   25,143
                                                          --------  -------
       Total inventories                                   102,891   68,671

  Other current assets                                         923      579
  Deferred tax asset                                         7,200    5,300
                                                          --------  -------
       Total current assets                                152,586  108,598
                                                          --------  -------

Property, plant, and equipment:
  Land                                                       2,109    2,086
  Buildings                                                 16,870   14,995
  Machinery and equipment                                   49,725   37,697
  Other                                                        535    1,961
                                                          --------  -------
                                                            69,239   56,739
  Less accumulated depreciation and amortization            39,692   37,288
                                                          --------  -------
       Net property, plant, and equipment                   29,547   19,451

Long-term receivables                                          356    2,509

Deferred tax asset                                           1,900    6,900

Other assets, principally goodwill                           5,322    6,970
                                                          --------  -------

       Total assets                                       $189,711  144,428
                                                          ========  =======

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                          December 31, 1998 and 1997
                            (dollars in thousands)

================================================================================

Liabilities, Common Stock and Other Capital               1998     1997
-------------------------------------------               ----     ----

Current liabilities:
  Current maturities of long-term debt                   $   268     259
  Accounts payable                                        21,551  14,655
  Accrued liabilities                                     14,617   9,647
                                                         -------  ------
     Total current liabilities                            36,436  24,561
                                                         -------  ------

Long-term debt                                            77,049  49,274

Common stock and other capital:
  Common stock:
     Par value $.10; shares issued and outstanding
     - 602 and 621 at December 31, 1998 and 1997,
     respectively                                              -       -
  Class A common stock:
     Par value $.10; shares issued
     - 21,548,883 and 21,506,383 at December 31, 1998
     and 1997, respectively                                2,155   2,151
Additional paid-in capital                                50,057  49,816
Retained earnings                                         24,014  18,658
Treasury stock, 6,340 Class A common shares at
 December 31, 1997, at cost                                    -     (32)
                                                         -------  ------
                                                          76,226  70,593

Commitments and contingencies (notes 14 and 15)
                                                         -------  ------

  Total liabilities, common stock and other capital     $189,711  144,428
                                                         =======  =======



See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Changes in Common Stock and Other Capital

                 Years ended December 31, 1998, 1997, and 1996
                            (dollars in thousands)

================================================================================

                            Common Stock    Class A Common Stock   Additional
                            ------------    --------------------     Paid-in    Treasury   Retained
                           Shares   Amount     Shares     Amount     Capital      Stock    Earnings
                           ------------------------------------------------------------------------

Balance December 31,
 1995                         621     $  -   20,381,383   $2,038     $46,001       $  -    $11,360

Net earnings                    -        -            -        -           -          -      5,461

Dividends declared
 and accretion on
 preferred stock                -        -            -        -           -          -       (272)
Dividends paid, common
 stock ($.01 per share)         -        -            -        -           -          -       (205)

Exercise of stock
 options                        -        -       86,000        9         111          -          -
                           ------   ------  -----------  -------  ----------   --------   --------

Balance December 31,
 1996                         621        -   20,467,383    2,047      46,112          -     16,344

Net earnings                    -        -            -        -           -          -      3,165

Purchase of treasury
 stock                          -        -            -        -           -        (32)         -

Dividends paid, common
 stock ($.04 per share)         -        -            -        -           -          -       (851)

Common stock issued             -        -       75,000        8         367          -          -

Exercise of stock
 warrants                       -        -      600,000       60       2,190          -          -

Exercise of stock
 options                        -        -      364,000       36       1,147          -          -
                           ------   ------  -----------  -------  ----------   --------   --------

Balance December 31,
 1997                         621        -   21,506,383    2,151      49,816        (32)    18,658

Net earnings                    -        -            -        -           -          -      6,217

Retirement of voting
 common stock                 (19)       -          (20)       -           -          -          -

Retirement of treasury
 stock                          -        -       (6,340)       -         (32)        32          -

Exercise of stock
 options                        -        -       48,860        4         273          -          -

Dividends paid, common
 stock ($.04 per share)         -        -            -        -           -          -       (861)

Balance December 31,
 1998                         602     $  -   21,548,883   $2,155     $50,057       $  -    $24,014
                           ======   ======  ===========  =======  ==========   ========   ========

See notes to consolidated financial statements.

                        CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1997, and 1996
                             (dollars in thousands)

================================================================================

                                                             1998      1997      1996
                                                             ----      ----      ----
Operating activities:
 Net earnings                                              $  6,217     3,165     5,461
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
   Depreciation                                               2,944     2,527     2,199
   Amortization                                                 300        47       176
   Loss (gain) on sale of assets                                (36)       (4)       59
   Change in assets and liabilities net of effects
   of acquisitions of businesses:
     Receivables                                             (1,096)   (1,645)   (6,126)
     Inventories                                            (34,220)      532     4,402
     Other, current assets                                     (344)     (249)      202
     Accounts payable                                         6,896     5,414    (5,008)
     Accrued liabilities                                      4,970      (203)     (252)
     Deferred tax asset                                       3,100     2,343     3,000
     Long-term receivables                                    2,153    (2,157)      783
     Other, non-current assets                                1,348    (1,275)     (610)
                                                           --------   -------   -------
      Net cash and cash equivalents provided by
       (used in) operating activities                        (7,768)    8,495     4,286
                                                           --------   -------   -------

Investing activities:
 Sale of cash equivalents - restricted                            -         -       150
 Proceeds from sale of assets                                   305       113        41
 Capital expenditures                                       (13,309)   (5,259)   (3,413)
 Payments made for acquisitions of businesses                     -   (19,876)        -
                                                           --------   -------   -------
      Net cash and cash equivalents used in
       investing activities                                 (13,004)  (25,022)   (3,222)
                                                           --------   -------   -------

Financing activities:
 Payments on long-term debt                                    (216)   (1,052)   (3,449)
 Borrowings on long-term debt                                     -         -    30,000
 Net borrowings (payments) on revolving credit note          28,000    15,000   (14,526)
 Net borrowings (payments) on fleet financing agreement           -         -    (3,097)
 Proceeds from stock options exercised                          277     1,183       120
 Proceeds from stock warrants exercised                           -     2,250         -
 Payment of common stock dividends                             (861)     (851)     (205)
 Payment of preferred stock dividends                             -         -      (272)
 Redemption of preferred stock                                    -         -    (4,537)
 Purchase of treasury stock                                       -       (32)        -
                                                           --------   -------   -------
      Net cash and cash equivalents provided by
       financing activities                                  27,200    16,498     4,034
                                                           --------   -------   -------

Increase (decrease) in cash and cash equivalents              6,428       (29)    5,098

Cash and cash equivalents at beginning of year                7,131     7,160     2,062
                                                           --------   -------   -------

Cash and cash equivalents at end of year                   $ 13,559     7,131     7,160
                                                           ========   =======   =======

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

================================================================================

(1)  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------
     Description of Business
     -----------------------

     Since 1964, CMI Corporation and its subsidiaries (the Company) have manufactured and marketed equipment for the road and heavy construction industry. The Company's construction equipment has a wide variety of uses in the maintenance, construction, paving, and resurfacing of highways, city streets, parking lots, airport runways, tunnels, and bridges. With the acquisition discussed in note 2, the Company entered the landfill compaction industry and significantly expanded their product line offering for industrial grinders which are utilized in numerous industries, including the road and heavy construction industry. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

     Cash and Cash Equivalents
     -------------------------

     For purposes of the statements of cash flows, the Company considers unrestricted cash and cash equivalents with maturities of less than three months to be cash equivalents.

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

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     The Company had short-term notes receivable and sales-type lease payments due from customers included in accounts receivable of approximately $1,771,000 and $5,874,000 at December 31, 1998 and 1997, respectively.

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

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Other Assets
     ------------

     Other assets include loan acquisition costs and other intangible assets. Loan acquisition costs are being amortized on a straight-line basis over the life of the related loan agreement. Also included in other assets is the excess of acquisition costs over the fair value of net assets acquired (goodwill). Goodwill is being amortized on a straight-line basis over fifteen years. Accumulated amortization for goodwill was $253,000 at December 31, 1998. Intangible assets are evaluated periodically, and if conditions warrant, an impairment valuation allowance is provided.

     Revenue Recognition
     -------------------
     Revenue is recognized when sales transactions are completed, which is when products are shipped or title has transferred to the customer.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     Income Taxes
     ------------

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock Options
     -------------

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     Earnings Per Common Share
     -------------------------

     Basic earnings per share is computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

     The following table reconciles net earnings to net earnings applicable to common shares and weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share for the years 1998, 1997 and 1996 (dollars in thousands, except per share data):

                                                    Year ended December 31
                                                    -----------------------
                                                     1998     1997    1996
                                                     ----     ----    ----

     Net earnings                                   $ 6,217   3,165   5,461

     Less dividends on preferred stock and
       accretion of preferred stock discount              -       -     272
                                                    -------  ------  ------

     Net earnings applicable to common shares,
       basic and diluted                            $ 6,217   3,165   5,189
                                                    =======  ======  ======

     Weighted average number of common
       shares outstanding - basic                    21,523  21,225  20,426

     Dilutive effect of potential common shares
       issuable upon exercise of employee
       stock options and stock purchase warrants        137      93     282
                                                    -------  ------  ------

     Weighted average number of common
       shares outstanding - diluted                  21,660  21,318  20,708
                                                    =======  ======  ======

     Earnings per share
       Basic                                        $  0.29    0.15    0.25
       Diluted                                      $  0.29    0.15    0.25

     Comprehensive Income
     --------------------

     In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net earnings. Therefore no separate statement is presented.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
(2)  Acquisition of Businesses and Product Lines
     -------------------------------------------

     On December 17, 1997, the Company acquired substantially all of the assets of Rexworks, Inc's TRASHMASTER Landfill compaction product line and three hard materials grinding machines for approximately $20.5 million which included assumption of certain liabilities related to the product lines. The purchase price was allocated to the assets acquired based on their estimated fair values, and approximately $16 million was allocated to receivables and inventory. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $3.8 million and is being amortized on a straight-line basis over 15 years. The Company moved the production of these product lines to its principal manufacturing location in 1998. The costs associated with integration were approximately $1.4 million and were expensed as incurred.

     In October 1997, the Company acquired all of the outstanding stock of Brownwood Ross Company for $2.4 million in cash, and certain assets of the successor of CS Johnson Corporation for $425,000 in cash and 75,000 shares of the Company's common stock (valued at $375,000), and the assumption of approximately $321,000 in liabilities. The purchase price was allocated to the assets acquired based on their estimated fair values.

     The 1997 acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of earnings do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through available cash and borrowings from the Company's line of credit. Following are the Company's unaudited pro forma results for 1997 and 1996 assuming the acquisitions occurred on January 1, 1996 (dollars in thousands, except for per share data):

                                                      1997      1996
                                                      ----      ----

     Net revenues                                   $189,199  $176,635

     Net earnings                                      4,146     6,566

     Net earnings per common share:
       Basic                                             .19       .32

       Diluted                                           .19       .32

     Weighted average outstanding common shares:
       Basic                                          21,281    20,501

       Diluted                                        21,375    20,783

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1996, or of future results of operations.

(3)  Long-Term Debt and Notes Payable
     --------------------------------

     Long-term debt and notes payable at December 31 are summarized as follows (dollars in thousands):

                                                                1998    1997
                                                                ----    ----

     Series A Senior Notes, unsecured, with interest at
     7.68%, due from September 2000 to September 2006         $30,000  30,000

     Revolving line of credit, unsecured, with weighted
     average interest of 7.15% at December 31, 1998 and
     7.66% at  December 31, 1997, due September 2001           43,000  15,000

     4.4% to 8.25% (8.1% weighted average rate) fixed rate
     bonds, collateralized by a first security interest
     in certain real property, due September 2010               3,895   4,092

     Lease-purchase obligations and notes payable due
     through September 2008, with interest from 6.25% to
     10.25%, collateralized by certain buildings and
     equipment                                                    422     441
                                                              -------  ------

                                                               77,317  49,533

     Less current maturities of long-term debt                    268     259
                                                              -------  ------

                                                              $77,049  49,274
                                                              =======  ======

     In September 1996, the Company completed a $30 million private placement of unsecured Series A Senior Notes and established an unsecured line of credit. A portion of the proceeds from the senior notes were used to retire higher-interest debt and to redeem the Company's preferred stock. The Company amended its revolving line of credit agreement on October 13, 1998 which increased its borrowing line from $40 million to $60 million. The $60 million unsecured revolving line of credit provides for interest at the LIBOR rate plus 1.25% to 2.0% or prime rate less 0.5% to 1.25%. The rate is determined based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization and is adjusted every ninety days.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     The Company maintains a fleet financing agreement which allows the Company to borrow 100 percent of the net sales price of specific equipment under lease contracts. The terms of the individual borrowings under the financing agreement are consistent with the lease contracts and generally range from three months to three years. Borrowings under the fleet financing agreement are secured by the specific equipment. As of December 31, 1998 and 1997, the Company had no borrowings outstanding under the fleet financing agreement.

     Certain debt agreements contain restrictions on working capital, net worth (minimum of approximately $52.4 million at December 31, 1998), and other restrictive covenants. At December 31, 1998, the Company was in compliance with these covenants.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998, are as follows (dollars in thousands):

                    1999                                    $   268
                    2000                                      4,551
                    2001                                     47,574
                    2002                                      4,596
                    2003                                      4,610
                    Thereafter                               15,718
                                                            -------

                                                            $77,317
                                                            =======

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

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

(5)  Common Stock and Other Capital
     ------------------------------

     In 1991, the Company entered into an Investment Agreement with Recovery Equity Investors, L.P. (REI) pursuant to which, the Company sold REI 6,666,667 shares of Common Stock (subsequently Class A Common Stock) at $.75 per share. The Investment Agreement contains various covenants and restricts the Company from taking certain actions without the prior written consent of REI.

     On February 14, 1992, the Company filed an amended and restated certificate of incorporation, which authorizes 20,000 shares of common stock and 45,000,000 shares of Class A Common Stock. Additionally, the Company effected a 1-for-2,000 reverse split of the common stock and declared a stock dividend of 1,999 shares of Class A Common Stock for each whole share of common stock outstanding following the reverse split. Owners of the remaining common stock could exchange each share of common stock for one share of Class A Common Stock. The exchange offer expired on April 30, 1992. At December 31, 1998 602 shares of common stock had not been exchanged. The Class A Common Stock has certain transfer restrictions in order to prevent a change in ownership, which could limit or eliminate the Company's income tax net operating loss carryforwards (see note 8).

     In January 1993, the Company entered into separate loan agreements with REI, a shareholder, and Mr. Larry Hartzog, a shareholder and member of the Company's board of directors. The loan agreements included the issuance of stock purchase warrants entitling REI and Mr. Hartzog to purchase up to 600,000 aggregate shares of the Company's Class A Common Stock. In January 1997, REI and Mr. Hartzog exercised the stock purchase warrants at an exercise price of $3.75 per share purchasing 600,000 shares of the Company's Class A Common Stock.

(6)  Stock Option Plans
     ------------------

     The Company has established the 1992 Incentive Stock Option Plan (the Plan) for its employees, as approved by the shareholders. The Plan has two features: (1) stock options and (2) stock appreciation rights. The Plan is administered by the Compensation Committee of the Board of Directors. The granting of stock options and/or appreciation rights is at the sole discretion of the Compensation Committee. Board members are not allowed to participate in the Plan. A maximum of 1,000,000 stock options and/or appreciation rights may be granted under the Plan. The exercise price of the stock options is the market

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     value of Class A Common Stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing six months after the grant date. The Compensation Committee is entitled in its discretion to grant options with vesting periods which are different from the standard four year period. In a limited number of instances, the Compensation Committee has exercised its discretion and has granted options with both shorter and longer vesting periods than the standard four year period.

     The Company granted options for 500,000 shares of Class A Common Stock under the 1992 Incentive Stock Option Plan to the Company's new chief executive officer in October 1998. This grant is subject to approval of certain amendments to the Plan by stockholders of the Company at the next annual meeting. If the stockholers of the Company do not approve the necessary amendments, the options will be deemed to have been granted outside the 1992 Incentive Stock Option Plan. Excluding the 500,000 options granted in 1998 there were 271,348 options available for grant under the plan.

     The per share weighted-average fair value of stock options granted during 1998, 1997, and 1996 was $3.77, $2.21, and $2.14 respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 1998 - expected volatility 55%, expected dividend yield .6%, risk-free interest rate of 5.5%, and an expected life of 7.3 years; 1997 - expected volatility 56%, expected dividend yield .9%, risk-free interest rate of 5.5%, and an expected life of 4.7 years; 1996 - expected volatility 58%, expected dividend yield 1%, risk-free interest rate of 5.5%, and an expected life of 5 years.

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

                                                    1998    1997   1996
                                                    ----    ----   ----

     Net earnings                    As reported   $6,217  3,165  5,461
                                     Pro forma      6,040  2,942  5,405

     Earnings per share - diluted    As reported   $ 0.29   0.15   0.25
                                     Pro forma       0.28   0.14   0.25

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     Pro forma net earnings reflects only options granted from January 1, 1995 through December 31, 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock appreciation rights may be issued with stock options or separately, at the sole discretion of the Compensation Committee. Stock appreciation rights, if granted, would be payable in shares of Class A Common Stock over the same vesting period as the stock options. At December 31, 1998, no stock appreciation rights had been granted.

     Stock option activity during the periods indicated is as follows:

                                        Number of      Weighted-Average
                                         Shares         Exercise Price
                                         ------         --------------

       Balance at December 31, 1995      500,000             $3.89

            Granted                      150,000              4.17
            Exercised                      1,000              3.25
                                         -------

       Balance at December 31, 1996      649,000             $3.95

            Granted                      185,000              4.50
            Exercised                    364,000              3.25
            Expired                       35,000              3.25
                                         -------

       Balance at December 31, 1997      435,000             $4.83

            Granted                      550,000              6.25
            Exercised                     48,860              5.66
            Forfeited                     51,140              4.61
                                         -------

       Balance at December 31, 1998      885,000             $5.68
                                         =======

     At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.125 - $6.75 and
     6.3 years, respectively.

     At December 31, 1998, 1997, and 1996, the number of options exercisable was 243,533, 183,764, and 374,125, respectively, and the weighted-average exercise price of those options was $5.04, $5.08, and $3.46, respectively.

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

(7)  Leases
     ------

     The Company leases equipment to customers under short-term and long-term contracts. Short-term contracts generally range from three to six months. Rental income from short-term leases was approximately $1,384,000, $1,961,000, and $2,935,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company's long-term leases generally qualify as sales-type leases. The net investment in such leases is included in receivables. Future minimum lease payments to be received for long-term leases are as follows (dollars in thousands):

                    1999                          $1,771
                    2000                             105
                    2001                             114
                    2002                             107
                    2003                              30
                                                  ------

                                                  $2,127
                                                  ======

(8)  Income Taxes
     ------------

     Income tax expense consisted of the following (dollars in thousands):

                                              1998     1997    1996
                                              ----     ----    ----

          Current tax expense                $  542      173     165

          Deferred tax expense                3,100    1,857   3,000
                                              -----    -----   -----

                                             $3,642    2,030   3,165
                                              =====    =====   =====

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes in 1998, 1997, and 1996, as a result of the following (dollars in thousands):

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
                                                   1998      1997      1996
                                                   ----      ----      ----

          Computed expected tax expense           $3,451     1,818     3,019
          State income taxes                         410       185       336
          Reduction of valuation allowance          (177)     (357)      (37)
          Other, net                                 (42)      384      (153)
                                                  ------     -----     -----

                                                  $3,642     2,030     3,165
                                                  ======     =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                              1998     1997
                                                              ----     ----

     Net operating loss and other carryforwards             $ 7,124   11,735
     Other, primarily accrued liabilities                     4,804    3,255
                                                            -------   ------
     Deferred tax assets                                     11,928   14,990
     Deferred tax liability (plant and equipment
      temporary differences)                                 (2,362)  (2,147)
                                                            -------   ------
                                                              9,566   12,843
     Less valuation allowance                                   466      643
                                                            -------   ------

      Net deferred tax asset                                $ 9,100   12,200
                                                            =======   ======

     The net deferred tax asset at December 31, 1998 and 1997 was $9.1 million and $12.2 million, respectively. The recognized deferred tax asset is based on expected utilization of net operating loss and other carryforwards and reversal of certain taxable temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $17 million to $22 million in future years.

     The estimated taxable income for 1998 before utilization of income tax net operating loss carryforwards was approximately $14 million. The estimated taxable income for 1997 before utilization of income tax net operating loss carryforwards was approximately $5.8 million.

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, reversing taxable temporary differences and expiration dates of carryforwards and has determined that it is more likely than not that the $9,100,000 of net deferred tax assets will be realized. The remaining valuation allowance of approximately $466,000 is maintained against deferred tax assets which the Company has determined are potentially not realizable.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     At December 31, 1998 the Company has tax net operating loss carry forwards of approximately $6,800,000 for federal income tax purposes. Such carryforwards, which may provide future tax benefits, expire in 2010. At December 31, 1998 the Company also has tax net operating loss carryforwards of approximately $33,500,000 for state income tax purposes. Such carryforwards expire as follows: $4,100,000 in 1999; $1,300,000 in 2001; $100,000 in 2002; $4,100,000 in 2004; $7,300,000 in 2005; $4,400,000 in
     2006; and $12,200,000 in 2010. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year (see note 5).

     At December 31, 1998 the Company has tax credit carryforwards of approximately $1,600,000 which expire in varying amounts from 2000 to 2010, and depletion carryforwards and AMT credit carryforwards of approximately $1,900,000 and $1,300,000, respectively, which do not expire.

(9)  Export Sales
     ------------

     The Company had export sales of approximately $28.3 million, $21.1 million, and $29.4 million in 1998, 1997, and 1996, respectively. These sales were made through foreign dealers and representatives. A significant portion of these sales were made in Asia, Australia, South America, and North and Central America, excluding the United States.

(10) Employee Benefit Plan
     ---------------------

     The Company has a defined contribution plan whereby eligible employees may contribute pre-tax wages in accordance with the provisions of the plan. At the discretion of the Board of Directors, the Company matches certain contributions made by eligible employees. Discretionary matching contributions of approximately $346,000, $269,000, and $155,000 were made in 1998, 1997, and 1996, respectively.

(11) Supplemental Quarterly Financial Information (Unaudited)
     --------------------------------------------------------

     Following is a summary of the unaudited interim results of operations for the years ended December 31 (dollars in thousands, except per share data):

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

                                              1998
                           --------------------------------------------
                            First    Second    Third   Fourth     Full
                           Quarter   Quarter  Quarter  Quarter    Year
                           -------   -------  -------  -------    ----

     Net revenues          $44,022    65,892   48,860   46,912  205,686
     Net earnings(loss)    $  (667)    4,368    1,851      665    6,217
     Net earnings(loss)
      per common share:
        Basic              $  (.03)      .20      .09      .03      .29
        Diluted            $  (.03)      .20      .09      .03      .29

     In the fourth quarter of 1998, the Company recorded adjustments to reduce the carrying value of inventory and to increase accrued liabilities for legal contingencies. The after-tax effect of the fourth quarter adjustments decreased net income by approximately $830,000.

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

     In the fourth quarter of 1997, the Company recorded adjustments to reduce the carrying value of inventory and accounts receivable, and to increase accrued liabilities for warranty and legal contingencies. The after-tax effect of the fourth quarter adjustments increased the net loss by approximately $1.6 million.

(12) Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest approximated $4,731,000, $2,804,000, and $2,346,000 in 1998, 1997, and 1996, respectively.

     Cash paid for income taxes approximated $229,000, $249,000 and $315,000 in 1998, 1997, and 1996, respectively.

     A 1997 acquisition (see note 2) included consideration in the form of the Company's Voting Class A Common Stock. The fair value of stock issued was approximately $375,000.

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

================================================================================
(13) Segment Information
     -------------------

     The Company currently manages its business by operating location. As such, the Company identifies its segments based on the geographic locations of its manufacturing facilities. The Company has one reportable segment, its Oklahoma City manufacturing facility. The manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products. The specific products manufactured at the Oklahoma City plant are as follows: mobile equipment - the Company's primarily line of concrete paving systems, and pavement profiling and reclaiming/ stabilizing equipment, specific lines of heavy-duty trailers, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The specific products manufactured at the other geographic locations are as follows: mobile equipment - lightweight grading and concrete paving and finishing machines, and custom heavy hauling trailers; processing equipment - concrete batching plants.

     Following is certain financial information regarding the Company's segments. The specific lines of heavy-duty trailers manufactured in Oklahoma City are transferred to another operating segment through intercompany accounts at cost and are excluded from net revenues. As a result, the revenues reported below are all from external customers. General corporate expenses are not allocated to the other operating segments; therefore, are included as a reconciling item to reported operating earnings.

                                                 Oklahoma    All
                                                   City     Other    Total
                                                 --------------------------

     As of December 31, 1998:
       Total assets                              $162,493   27,218  189,711
                                                 ========   ======  =======

     Year ended December 31, 1998:
       Net revenues                              $161,190   44,496  205,686
       Costs and expenses                         146,685   40,083  186,768
                                                 --------   ------  -------

          Segment measure of operating profit    $ 14,505    4,413   18,918
                                                 ========   ======

       General corporate expenses                                     5,028
                                                                    -------

          Operating earnings                                         13,890

       Interest expense                                              (5,000)
       Interest income                                                  934
       Other, net                                                        35
                                                                    -------

          Earnings before income taxes                                9,859

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

================================================================================
                                                 Oklahoma    All
                                                   City     Other    Total
                                                 --------------------------

     Year ended December 31, 1998 (cont.):
       Income tax expense                                             3,642
                                                                    -------

       Net earnings                                                $  6,217
                                                                    =======

       Capital expenditures                      $ 12,804     505    13,309
                                                  =======  ======   =======

       Depreciation and amortization             $  2,520     724     3,244
                                                  =======  ======   =======


     As of December 31, 1997:
       Total assets                              $117,053  27,375   144,428
                                                  =======  ======   =======

     Year ended December 31, 1997:
       Net revenues                              $122,043  31,971   154,014
       Costs and expenses                         112,353  30,402   142,755
                                                  -------  ------   -------

          Segment measure of operating profit    $  9,690   1,569    11,259
                                                  =======  ======

       General corporate expenses                                     4,513
                                                                    -------

          Operating earnings                                          6,746

       Interest expense                                              (2,906)
       Interest income                                                1,351
       Other, net                                                         4
                                                                    -------

          Earnings before income taxes                                5,195

       Income tax expense                                             2,030
                                                                    -------

       Net earnings                                                $  3,165
                                                                    =======

       Capital expenditures                      $  4,376     883     5,259
                                                  =======  ======   =======

       Depreciation and amortization             $  2,093     481     2,574
                                                  =======  ======   =======

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
                                                 Oklahoma    All
                                                   City     Other    Total
                                                 --------------------------
     As of December 31, 1996:
       Total assets                             $ 91,003    22,451  113,454
                                                 =======   =======  =======

     Year ended December 31, 1996:
       Net revenues                             $109,873    28,915  138,788
       Costs and expenses                         97,114    27,765  124,879
                                                 -------    ------  -------

          Segment measure of operating profit   $ 12,759     1,150   13,909
                                                 =======    ======


       General corporate expenses                                     2,922
                                                                    -------

          Operating earnings                                         10,987

       Interest expense                                              (2,933)
       Interest income                                                  616
       Other, net                                                       (44)
                                                                    -------

          Earnings before income taxes                                8,626

       Income tax expense                                             3,165
                                                                    -------

       Net earnings                                                $  5,461
                                                                    =======

       Capital expenditures                      $  2,930     483     3,413
                                                  =======  ======   =======

       Depreciation and amortization             $  1,997     378     2,375
                                                  =======  ======   =======

     The Company has one operating location in the United Kingdom. The location serves as a sales office and has approximately $600,000 of assets comprised primarily of inventory, receivables, and property, plant and equipment.
     All remaining assets are located in the United States. See note 9 for information on export sales.

     Revenues for products in 1998, 1997 and 1996 were as follows (dollars in thousands):

                                           1998     1997     1996
                                           ----     ----     ----

       Mobile Equipment                  $ 78,528   82,349   80,709
       Materials Processing Equipment      95,257   44,806   37,716
       Parts and Used Equipment            31,901   26,859   20,363
                                          -------  -------  -------

                                         $205,686  154,014  138,788
                                          =======  =======  =======

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
(14) Commitments and Contingencies
     -----------------------------

     The Company and its subsidiaries are parties to various leases relating to plants, warehouses, office facilities, transportation vehicles, and certain other equipment. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. It is expected that in the normal course of business, the majority of the leases will be renewed or replaced by other leases. Leases do not restrict dividends, debt, or future leasing arrangements. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $1,402,000 in 1998, $715,000 in 1997, and $419,000 in 1996.

     Minimum rental commitments under all non-cancelable leases for five years subsequent to December 31, 1998, are approximately as follows: $716,000 in 1999, $286,000 in 2000, $270,000 in 2001, $270,000 in 2002, and $117,000 in
     2003.

     At December 31, 1998, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3,292,000 through September 2006.

(15) Litigation
     ----------

     As previously disclosed, on November 22, 1995, a Chicago law firm, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company in the Circuit Court of Cook County, Illinois. On December 20, 1995 the case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. The law firm is seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs. The Company has denied these allegations and will continue to defend this lawsuit.

     Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was infringing Cedarapids' patent and seeking unspecified monetary damages. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor, Industries. The Company anticipates this lawsuit going to trial in mid 1999.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking unspecified monetary damages. The Company intends to vigorously defend both lawsuits involving Cedarapids.

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

(16) Related Party Transactions
     --------------------------

     During 1997, the Company leased certain manufacturing plants and offices located in Champaign, Illinois, from the now active President of CMI Johnson-Ross. The current lease is for twenty-four months at a rate of $15,000 per month. Aggregate lease payments for the years ended December 31, 1998 and 1997 were $150,000 and $33,500, respectively.

CMI CORPORATION
FORM 10-K
December 31, 1998

================================================================================

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                   PART III

In accordance with the provisions of General Instruction G(3), Items 10, 11, 12, and 13 are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999.

                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports
          -----------------------------------------------------------------
          on Form 8-K
          -----------

(a)  Consolidated Financial Statements and Consolidated Financial Statement
     -----------------------------------------------------------------------
     Schedules
     ---------

1.   Consolidated Financial Statements:
     ----------------------------------

     See Index to Consolidated Financial Statements at Item 8 on Page 23 of this Form 10-K.

2.   Consolidated Financial Statement Schedules:
     -------------------------------------------

     Information required by schedules called for under Regulation S-X is either not applicable, not material, or is included in the consolidated financial statements or notes thereto.

3.   Exhibits
     --------
                                                           Page Number or
Exhibit                                                   Incorporation by
Number    Description                                       Reference to
------    -------------------------------------------  ----------------------

 (3.1)    Amended and Restated Certificate             Exhibit 2 on Form 8-K,
          of Incorporation                             dated February 18, 1992;
                                                       and Exhibit (3i) on Form
                                                       10-Q dated August 14,
                                                       1995

CMI CORPORATION
FORM 10-K
December 31, 1998

================================================================================

                                                           Page Number or
Exhibit                                                   Incorporation by
Number    Description                                       Reference to
------    -------------------------------------------  ----------------------

 (3.2)    Amended and Restated By-Laws                 Exhibit 6 on Form 8-K,
                                                       dated August 26, 1991

 (4.1)    Series A Senior Notes Loan Agreement         Exhibit 4.1 of this
                                                       Form 10-K

 (4.2)    Revolving Line of Credit Loan Agreement      Exhibit 4.2 of this
          and Amendments                               Form 10-K

 (4.3)    The registrant, by signing this report,
          agrees to furnish the Securities and
          Exchange Commission, upon its request,
          a copy of any instrument which defines
          the right of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

(10.1)    Employment Agreement dated October 1, 1998   Exhibit 10.1 of this
          between the Company and Tom Engelsman.       Form 10-K

(10.2)    Employment Agreement dated October 1, 1998   Exhibit 10.2 of this
          between the Company and Jim Holland.         Form 10-K

(10.3)    Asset Purchase Agreement dated October 1,    Exhibit 10.1 of Form
          1997 between Rexworks, Inc. and CMI          8-K dated December 31,
          Corporation.                                 1997

CMI CORPORATION
FORM 10-K
December 31, 1998

================================================================================

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

(23) Consent of Independent Auditors              Exhibit 23 of this
                                                  Form 10-K

(27) Financial Data Schedule                      Exhibit 27 on this
                                                  Form 10-K

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the last quarter of 1998.

CMI CORPORATION
FORM 10-K
December 31, 1998

================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)
CMI CORPORATION

By:  /s/ Tom Engelsman                       Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Tom Engelsman
     Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Kenneth J. Barker                   Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Kenneth J. Barker
     Director

By:  /s/ Albert L. Basey                     Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Albert L. Basey
     President and Chief Operating Officer

By:  /s/ Robert L. Curtis                    Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Robert L. Curtis
     Vice President, Sales and Marketing

By:  /s/ Joseph J. Finn-Egan                 Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Joseph J. Finn-Egan
     Director

By:  /s/ Larry D. Hartzog                    Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Larry D. Hartzog
     Director

By:  /s/Jim D. Holland                       Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Jim D. Holland
     Senior Vice President, Treasurer
     and Chief Financial Officer

CMI CORPORATION
FORM 10-K
December 31, 1998

================================================================================

                                  SIGNATURES


By:  /s/ David Jolly                         Dated:  March 19,1999
     ------------------------------------          -----------------------------
     David Jolly
     Corporate Controller

By:  /s/ Jeffrey A. Lipkin                   Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Jeffrey A. Lipkin
     Director

By:  /s/ J. Larry Nichols                    Dated:  March 19,1999
     ------------------------------------          -----------------------------
     J. Larry Nichols
     Director

By:  /s/ Matthew J. Rohwer                   Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Matthew J. Rohwer
     Assistant Treasurer

By:  /s/ Thomas P. Stafford                  Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Thomas P. Stafford
     Director

By:  /s/ Bill Swisher                        Dated:  March 19,1999
     ------------------------------------          -----------------------------
     Bill Swisher
     Chairman of the Board