Form 10-Q
period 1999-03-31
CMI CORP
filed 1999-05-14
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant To Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 1999      Commission file number 1-5951



                                CMI CORPORATION
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Oklahoma                                       73-0519810
------------------------------            --------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)



     I-40 & Morgan Road, P.O. Box 1985
          Oklahoma City, Oklahoma                                73101
     ----------------------------------------                 ----------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No____
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10
and Voting Common Stock Par Value $.10                       21,549,485
------------------------------------------       ------------------------------
        (Title of each class)                    (Outstanding at May 13, 1999)

                                   -1 of 18-

                                CMI CORPORATION
                              Index to Form 10-Q

                                                                     Page
                                                                     ----
PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            March 31, 1999(Unaudited), December 31, 1998
            and March 31, 1998(Unaudited)                             3

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1999 and 1998(Unaudited)     4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Three Months Ended March 31, 1999 (Unaudited), and the
            Years Ended December 31, 1998 and December 31, 1997       5

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 1998(Unaudited)     6

          Notes to Condensed Consolidated Financial Statements        7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations            12

          Quantitative and Qualitative Disclosure About Market Risk  16


PART II.  Other Information

          Item 1.   Legal Proceedings                                17

          Item 2.   Changes in Securities                            17

          Item 3.   Defaults Upon Senior Securities                  17

          Item 4.   Submission of Matters to a Vote of               18
                    Security Holders

          Item 5.   Other Information                                18

          Item 6.   Exhibits and Reports on Form 8-K                 18

Signatures                                                           18

                                   -2 of 18-

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            March 31    December 31   March 31
                                              1999         1998         1998
                                           (Unaudited)       *       (Unaudited)
                                           -----------  -----------  -----------
Current assets:
 Cash & cash equivalents                      $ 12,131       13,559       9,242
 Receivables, net                               35,944       28,013      28,950
 Inventories
  Finished equipment                            30,651       37,409      30,762
  Work-in-process                               24,210       14,189      10,754
  Raw materials & parts                         50,856       51,293      39,756
                                           -----------  -----------  ----------
     Total inventories                         105,717      102,891      81,272
 Other current assets                              825          923         695
 Deferred tax asset                              6,358        7,200       5,633
                                           -----------  -----------  ----------
     Total current assets                      160,975      152,586     125,792

Property, plant & equipment                     69,926       69,239      58,358
Less accumulated depreciation                   40,681       39,692      37,862
                                           -----------  -----------  ----------
 Net property, plant & equipment                29,245       29,547      20,496

Long-term receivables                              331          356       2,068
Other assets, principally goodwill               5,209        5,322       7,433
Deferred tax assets                              1,900        1,900       6,900
                                           -----------  -----------  ----------

                                              $197,660      189,711     162,689
                                           ===========  ===========  ==========
Current liabilities:
 Current maturities of long-term debt         $    265          268         208
 Accounts payable                               19,825       21,551      18,078
 Accrued liabilities                            12,915       14,617      13,423
                                           -----------  -----------  ----------
     Total current liabilities                  33,005       36,436      31,709

Long-term debt                                  86,984       77,049      61,269

Common stock & other capital:
 Class A common stock & common stock             2,155        2,155       2,151
 Other capital                                  75,516       74,071      67,560
                                           -----------  -----------  ----------
     Total common stock & other capital         77,671       76,226      69,711
                                           -----------  -----------  ----------

                                              $197,660      189,711     162,689
                                           ===========  ===========  ==========

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

                                   -3 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in tchousands, except per share data)

                                                         Three Months End
                                                             March 31
                                                      ----------------------
                                                        1999          1998
                                                      ---------    ---------
Net revenues                                          $  57,200       44,022
                                                      ---------    ---------

Costs and expenses:
  Cost of goods sold                                     42,858       34,283
  Marketing and administrative                            8,418        7,124
  Engineering and product development                     1,839        1,796
  Product line relocation costs                               -          940
                                                      ---------    ---------
                                                         53,115       44,143
                                                      ---------    ---------
  Operating earnings (loss)                               4,085         (121)
                                                      ---------    ---------

Other expense (income):
  Interest expense                                        1,090
  Interest income                                          (102)        (202)
  Other, net                                                  -          (16)
                                                      ---------    ---------

Earnings (loss) before income taxes                       2,653         (993)

Income tax expense (benefit)                                993         (326)
                                                      ---------    ---------

Net earnings (loss)                                   $   1,660         (667)
                                                      =========    =========

Share data:
  Weighted average outstanding common shares:
     Basic                                               21,549       21,501

     Diluted                                             21,740       21,501

  Net earnings (loss) per average outstanding
   share:
     Basic                                            $     .08         (.03)
                                                      =========    =========

     Diluted                                          $     .08         (.03)
                                                      =========     ========

     Dividends per common share                       $     .01          .01
                                                      =========     ========

See notes to condensed consolidated financial statements.

                                   -4 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                            (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                   Additional
                                  Common Stock            Class A Common Stock       Paid-in      Treasury     Retained
                              ------------------          --------------------
                                 Shares   Amount          Shares        Amount       Capital        Stock      Earnings
                              ------------------------------------------------------------------------------------------
Balance December 31,
 1996                            621     $   -          20,467,383    $2,047       $46,112             -       $16,344

Net earnings                       -         -                   -         -             -             -         3,165

Purchase of treasury
 stock                             -         -                   -         -             -           (32)            -

Dividends paid,
 common stock
 ($.04 per share)                  -         -                   -         -             -             -          (851)

Common stock issued                -         -              75,000         8           367             -             -

Exercise of stock
 warrants                          -         -             600,000        60         2,190             -             -

Exercise of stock
 options                           -         -             364,000        36         1,147             -             -
                              ------    ------         -----------   -------     ---------       -------       -------

Balance December 31,
 1997                            621         -          21,506,383     2,151        49,816           (32)       18,658

Net earnings                       -         -                   -         -             -             -         6,217

Retirement of voting
 common stock                    (19)        -                 (20)        -             -             -             -

Retirement of treasury
 stock                             -         -              (6,340)        -           (32)           32             -

Exercise of stock
 options                           -         -              48,860         4           273             -             -
Dividends paid,
 common stock
 ($.04 per share)                  -         -                   -         -             -             -          (861)
                              ------    ------         -----------   -------      --------       -------       -------
Balance December 31,
1998                             602         -          21,548,883     2,155        50,057             -        24,014

(The information which
 follows is unaudited)

Net earnings                       -         -                   -         -             -             -         1,660

Dividends paid,
 common stock
 ($.01 per share)                  -         -                   -         -             -             -          (215)
                              ------    ------         -----------   -------     ---------       -------       -------
Balance March 31,
 1999 (unaudited)                602    $    -          21,548,883    $2,155       $50,057      $      -       $25,459
                              ======    ======         ===========   =======    ==========      ========       =======

See notes to condensed consolidated financial statements.

                                   -5 of 18-

                        CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)


                                                                     Three Months Ended
                                                                          March 31
                                                                     -------------------
                                                                        1999      1998
                                                                        ----      ----
OPERATING ACTIVITIES
 Net earnings(loss)
 Adjustments to reconcile net earnings (loss) to net                $  1,660      (667)
  cash provided by (used in) operating activities:
  Depreciation
  Amortization                                                           997       617
  Gain on sale of assets                                                  73        75
  Change in assets and liabilities:                                        -       (15)
     Receivables
     Inventories                                                      (7,931)   (2,033)
     Other current assets                                             (2,826)  (12,601)
     Accounts payable                                                     98      (116)
     Accrued liabilities                                              (1,726)    3,423
     Deferred income taxes                                            (1,702)    3,776
     Long-term receivables                                               842      (333)
     Other non-current assets, excluding amortization                     25       441
     of goodwill
                                                                          40      (539)
 Net cash and cash equivalents used in operating                    --------   -------
  activities
                                                                     (10,450)   (7,972)
                                                                    --------   -------
INVESTING ACTIVITIES
 Proceeds from sale of assets
 Capital expenditures                                                      -        21
                                                                        (695)   (1,667)
 Net cash and cash equivalents used in investing                    --------    ------
  activities
                                                                        (695)   (1,646)
                                                                    --------   -------
FINANCING ACTIVITIES
 Payments on long-term debt
 Net borrowings on revolving credit note                                 (68)      (56)
 Payment of common stock dividends                                    10,000    12,000
                                                                        (215)     (215)
 Net cash and cash equivalents provided by                          --------   -------
  financing activities
                                                                       9,717    11,729
                                                                    --------   -------
Increase (decrease) in cash and cash equivalents
                                                                      (1,428)    2,111
Cash and cash equivalents at beginning of period
                                                                      13,559     7,131
                                                                    --------   -------
Cash and cash equivalents at end of period
                                                                    $ 12,131     9,242
                                                                    ========   =======

See notes to condensed consolidated financial statements.


                                   -6 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities Exchange Commission for the preceding fiscal year. The financial information as of March 31, 1999 and 1998 and for the interim periods ended March 31, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.

(3)    Reclassifications
       -----------------

       Certain reclassifications have been made to the prior interim period to conform to the 1999 presentation.

(4)    Related Party Transactions
       --------------------------

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

       At March 31, 1999, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $2,839,000 through September 2006.

(6)    Earnings Per Share
       ------------------

       Basic earnings (loss) per share is computed by dividing net earnings
       (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

                                   -7 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


       The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings (loss) per common share to the number of shares used in the calculation of diluted earnings
       (loss) per share (dollars in thousands, except per share data):


                                                     Three Months Ended
                                                          March 31
                                                    ---------------------
                                                       1999       1998
                                                       ----       ----
       Net earnings(loss) - basic and diluted       $ 1,660      (667)
                                                    =======    =======
       Weighted average number of common shares
         outstanding - basic                         21,549    21,501

       Dilutive effect of potential common shares
       issuable upon exercise of employee stock
       options and stock purchase warrants              191         -
                                                    -------    ------


       Weighted average number of common shares
         outstanding - diluted                       21,740    21,501
                                                    =======    ======

         Earnings (loss) per share:

         Basic                                      $   .08      (.03)
                                                    =======    ======

         Diluted                                    $   .08      (.03)
                                                    =======    ======

       Options to purchase 435,000 shares of common stock at $4.13 to $6.13 per share were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(7)    Litigation
       ----------

       As previously disclosed, on November 22, 1995, a Chicago law firm previously engaged by the Company in connection with prior patent litigation filed suit against the Company in the Circuit Court of Cook County, Illinois. On December 20, 1995, the case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. The law firm is seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs. The Company has denied these allegations and will continue to defend this lawsuit.

                                   -8 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


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


       In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed a second patent held by Cedarapids. Cedarapids is seeking unspecified monetary damages. The Company intends to vigorously defend both lawsuits involving Cedarapids.


       There are other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings, including the cases above, will not have a materially adverse effect on the Company's consolidated financial position, liquidity or future results of operations.

(8)    Segment Information
       -------------------

       The Company currently manages its business by operating location. As such, the Company identifies its segments based on the geographic locations of its manufacturing facilities. The Company has one reportable segment, its Oklahoma City manufacturing facility. The manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products. The specific products manufactured at the Oklahoma City plant are as follows:
       (1) mobile equipment - the Company's primary line of concrete paving systems, and pavement profiling and reclaiming/ stabilizing equipment, specific lines of heavy-duty trailers, weighing equipment, municipal landfill compactors, and industrial and waste recycling grinders; (2) materials processing equipment - hot-mix asphalt

                                   -9 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


     production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The specific products manufactured at the other geographic locations are as follows: (1) mobile equipment - lightweight grading and concrete paving and finishing machines, and custom heavy hauling trailers; (2) materials processing equipment -concrete batching plants.


     Following is certain financial information regarding the Company's segments. The specific lines of heavy-duty trailers manufactured in Oklahoma City are transferred to another operating segment through intercompany accounts at cost and are excluded from net revenues. As a result, the revenues reported below are all from external customers and all dollar amounts are in thousands. General corporate expenses are not allocated to the other operating segments; therefore, are included as a reconciling item to reported operating earnings.

                                           OKLAHOMA    ALL
                                             City     Other    Total
                                           --------  -------  -------
     AS OF MARCH 31, 1999:
       Total assets                        $167,056  30,604   197,660
                                           ========  ======   =======

     THREE MONTHS ENDED MARCH 31, 1999:
     Net revenues                          $ 49,026   8,174    57,200
     Costs and expenses                      43,240   8,450    51,690
                                           --------  ------   -------

      Segment measure of operating
       profit (loss)                       $  5,786    (276)    5,510
                                           ========  ======

        General corporate expenses                             (1,425)
                                                              -------

      Operating earnings                                        4,085

     Interest expense                                          (1,534)
     Interest income                                              102
                                                              -------

      Earnings before income taxes                              2,653
     Income tax expense                                           993
                                                              -------

     Net earnings                                            $  1,660
                                                              =======

     Capital expenditures                  $    519    176        695
                                            =======  =====    =======

     Depreciation and amortization         $    896    174      1,070
                                            =======  =====    =======

                                  -10 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                               OKLAHOMA     ALL
                                                 City      Other    Total
                                               --------------------------
  AS OF MARCH 31, 1998:
          Total assets                         $134,640  28,049   162,689
                                                ======= =======   =======


  THREE MONTHS ENDED MARCH 31, 1998:
  Net revenues                                  $35,563    8,459    44,022
  Costs and expenses                             33,813    8,337    42,150
                                                -------  -------   -------

          Segment measure of operating profit   $ 1,750      122     1,872
                                                =======  =======

            General corporate expenses                              (1,993)
                                                                   -------

          Operating loss                                              (121)

   Interest expense                                                 (1,090)
   Interest income                                                     202
   Other, net                                                           16
                                                                   -------

          Loss before income taxes                                    (993)

   Income tax benefit                                                 (326)
                                                                   -------

   Net loss                                                       $   (667)
                                                                   =======

   Capital expenditures                         $ 1,575       92     1,667
                                                =======  =======   =======

   Depreciation and amortization                $   462      230       692
                                                =======  =======   =======

The Company has one operating location in the United Kingdom. The location serves as a sales office and has approximately $600,000 of assets comprised primarily of inventory, receivables, and property, plant and equipment. All remaining assets are located in the United States.

Revenues for products for the three months ended March 31, 1999 and 1998 were as follows (dollars in thousands):

                                                   1999     1998
                                                   ----     ----
   Mobile Equipment                             $16,727  15,729
   Materials Processing Equipment                33,350  21,244
   Parts and Used Equipment                       7,123   7,049
                                                -------  ------

                                                $57,200  44,022
                                                =======  ======

                                  -11 of 18-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues increased 30 percent to $57,200,000 for the three months ended March 31, 1999, compared to $44,022,000 for the three months ended March 31, 1998. Net revenues for international shipments increased 62 percent to $4.6 million for the three months ended March 31, 1999 compared to $2.8 million for the three months ended March 31, 1998. Net revenues for domestic shipments increased 27.7 percent to $52.6 million for the three months ended March 31, 1999 compared to $41.2 million for the three months ended March 31, 1998. Net earnings were $1,660,000, or eight cents per share, for the three months ended March 31, 1999, compared to a net loss of $667,000, or three cents per share, for the comparable three months ended March 31, 1998.

The Company's revenue increase consisted of a $10.5 million increase in the Company's hot mix asphalt production systems and a $2.0 million increase in the Company's pavement profiling and reclaiming/stabilizing equipment.

During the first quarter of 1999 the Company experienced increased revenues in its concrete batching plants and a decrease in custom heavy-hauling trailers. The decrease in custom heavy-hauling trailers was primarily due to the union strike which is resulting in lost production at the Company's South Dakota manufacturing location. These factors impacted the all other segment measure of operating profit period over period as noted in note 8.

Gross margins for the three months ended March 31, 1999 averaged 25.1% compared to 22.1% for the three months ended March 31, 1998. The improvements in margins for the three months ended March 31, 1999 is the result of the overall production and cost benefits from our recent capital investments.

Marketing and administrative expenses increased $1,294,000 for the three months ended March 31, 1999. There were two primary factors that impacted the increase in marketing and administrative expenses. First, the Company incurred nonrecurring costs approximating $350,000 related to a restructuring of its Oklahoma City manufacturing operations. Second, the Company participated in the CONEXPO-CON/AGG tradeshow in Las Vegas, Nevada. As a percentage of net revenues, marketing and administrative expenses were 14.7 percent for the three months ended March 31, 1999, compared to 16.2 percent for the three months ended March 31, 1998.

Engineering and product development expenses increased $43,000 for the three months ended March 31, 1999. As a percentage of net revenues, engineering and product development expenses were 3.2 percent for the three months ended March 31, 1999, compared to 4.1 percent for the three months ended March 31, 1998. Engineering and product development expenses do not increase proportionately with revenue increases.

                                  -12 of 18-

Included in the Company's first quarter 1998 results were $940,000 of product line relocation costs. These costs were incurred moving the compactor and grinder products acquired from Rexworks, Inc. in December 1997 from Milwaukee to Oklahoma City. These costs are included in the general corporate expenses (see table in note 8).

Interest expense increased to $1,534,000 for the three months ended March 31, 1999, compared to $1,090,000 for the three months ended March 31, 1998. The Company's effective interest rate was comparable period-to-period. The increase in interest expense is due to additional borrowings on the Company's revolving line of credit, primarily for the increased working capital requirements and capital spending.

The Company's effective tax rate for the three months ended March 31, 1999 and 1998 was approximately 37 percent. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1998 was approximately 37 percent and the Company expects a comparable annual effective rate in 1999.

Liquidity and Capital Resources
-------------------------------

The current ratio at March 31, 1999 was 4.88-to-1 compared to 4.19-to-1 at December 31, 1998. Working capital at March 31, 1999 was $127,970,000 compared to $116,150,000 at December 31, 1998, an increase of $11,820,000. The increase in working capital is due to an increase in receivables of $7,931,000, an increase in inventories of $2,826,000, and a decrease in current liabilities of $3,431,000.

Cash used in operating activities for the three months ended March 31, 1999 was $10,450,000 compared to cash used in operating activities of $7,972,000 for the three months ended March 31, 1998. This increase was due to increased receivables, increased inventories, and a decrease in current liabilities. The receivable increase from December 31, 1998 is due to the $10,288,000 increase in net revenues quarter over quarter. As noted in note 2, the Company operates in a seasonal business which normally results in increased working capital requirements and thus cash being used in operations to fund increased inventory levels and outstanding receivable balances during the early part of each year. Financing activities for the three months ended March 31, 1999 provided an additional $9,717,000, which included $10,000,000 of borrowings from the Company's revolving line of credit which was primarily used to fund the increase in receivables from December 31, 1998.

Capital expenditures for the three months ended March 31, 1999 were $695,000 compared to $1,667,000 for the comparable three months ended March 31, 1998. Capital expenditures are budgeted at $6,000,000 for 1999 and are expected to be financed using internally generated funds and leasing arrangements. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies.

                                  -13 of 18-

The Company amended its unsecured revolving line of credit agreement on October 13, 1998. The amendment provides for an increase in the Company's borrowing capacity from $40,000,000 to $60,000,000. On March 12, 1999, the borrowing line of credit was increased to $70,000,000 for a period of 120 days, but will return to $60,000,000 at the end of this period. The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. The Company's unsecured revolving line of credit matures September 2001. As of March 31, 1999, the Company had utilized $53,000,000 of the unsecured revolving line of credit. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due. As of March 31, 1999, the Company was in compliance with all debt covenants.

During the first quarter of 1999, the Company continued to pay a quarterly cash dividend of one cent per share. It is the Board of Directors' current intention to continue paying cash dividends.

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended March 31, 1999, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the company has determined it is "more likely than not" that the $8,258,000 tax effect of future tax deductions and credits will be utilized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $15 million to $20 million in future years.

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

                                  -14 of 18-

The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to Y2K. The Company formed an oversight committee made up of key management and developed a plan to coordinate identification, evaluation and implementation of any necessary changes to internal computer systems, applications, and business processes.

As of March 31, 1999, the Y2K committee had identified the Company's information systems (IT) and non-information systems (non IT) that could potentially be impacted by Y2K. The Company plans to complete all of its Y2K readiness and contingency planning by June 1999.

The Y2K process began in early 1996 when the Company began the software and hardware evaluation and selection process for manufacturing and financial reporting applications. During the third quarter of 1998 the Company replaced the primary IT systems at the Oklahoma City location. The Company spent approximately $2 million on this phase of the Y2K project for new computer software and hardware which was also part of the Company's factory modernization plan. These costs were capitalized and will be amortized over future periods.

The Company has also obtained vendor readiness statements from approximately 99% of the Company's active vendors. These statements indicate that 95% are either Y2K compliant or will be by June 1999. The Company has determined that an alternative supply source exists for the vendors who do not appear to be addressing the Y2K problem.

The Company has determined its telephone systems require certain upgrades to meet Y2K requirements. The Company anticipates Y2K compliance in this area by June 1999 at an estimated cost of $75,000.

The Company has been testing its systems using internal programming staff and outside computer consultants and intends to continue making any necessary modifications to prevent disruption to its operations. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning which is currently being performed. The Company does not anticipate incurring any material outside costs for future Y2K activities. All remaining remediation efforts will be performed primarily utilizing existing employees. The Company does not separately identify internal costs related to Y2K efforts.

No assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues. Additionally, no assurances can be given that third parties with whom the Company does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

This is a Year 2000 readiness disclosure statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

                                  -15 of 18-

Federal Highway Legislation
---------------------------

The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next five to six years. The Company's investment in capital improvements and plant modernization efforts should have the Company positioned to take advantage of the anticipated increased business as a result of this new legislation.

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

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of increased interest expense and decreased earnings arising from adverse changes in interest rates. These disclosures are not meant to be precise indicators of expected future decreases in earnings, but rather indicators of reasonably possible decreases in earnings. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

At March 31, 1999, the Company had long-term debt outstanding of $87.2 million. Of this amount, $30 million bears interest at a fixed rate of 7.68%, and $4.3 million bears interest at fixed rates averaging approximately 8%. The remaining $53 million bears interest at variable rates which averaged approximately 7.15% at March 31, 1999. A 10% increase in short-term interest rates on the variable rate debt outstanding at March 31, 1999 would approximate 72 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $286,000 for the remainder of the year ended December 31, 1999 assuming borrowed amounts remain outstanding.

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

                                  -16 of 18-

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously disclosed, on November 22, 1995, a Chicago law firm previously engaged by the Company in connection with prior patent litigation filed suit against the Company in the Circuit Court of Cook County, Illinois. On December 20, 1995, the case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. The law firm is seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with prejudgment and postjudgment interest and other costs. The Company has denied these allegations and will continue to defend this lawsuit.

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

In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed a second patent held by Cedarapids. Cedarapids is seeking unspecified monetary damages. The Company intends to vigorously defend both lawsuits involving Cedarapids.

There are other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings, including the cases above, will not have a materially adverse effect on the Company's consolidated financial position, liquidity or future results of operations.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

                                  -17 of 18-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 13, 1999            /s/ Jim D. Holland
       -----------------         -------------------------------------
                                 Jim D. Holland
                                 Senior Vice President,
                                 Chief Financial Officer & Treasurer

                                  -18 of 18-