Form 10-Q/A
period 1999-03-31
CMI CORP
filed 1999-07-30
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A



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

                                   -3 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in tchousands, except per share data)

                                                         Three Months End
                                                             March 31
                                                      ----------------------
                                                        1999          1998
                                                      ---------    ---------
Net revenues                                          $  57,200       44,022
                                                      ---------    ---------

Costs and expenses:
  Cost of goods sold                                     42,858       34,283
  Marketing and administrative                            8,418        7,124
  Engineering and product development                     1,839        1,796
  Product line relocation costs                               -          940
                                                      ---------    ---------
                                                         53,115       44,143
                                                      ---------    ---------
  Operating earnings (loss)                               4,085         (121)
                                                      ---------    ---------

Other expense (income):
  Interest expense                                        1,534        1,090
  Interest income                                          (102)        (202)
  Other, net                                                  -          (16)
                                                      ---------    ---------

Earnings (loss) before income taxes                       2,653         (993)

Income tax expense (benefit)                                993         (326)
                                                      ---------    ---------

Net earnings (loss)                                   $   1,660         (667)
                                                      =========    =========

Share data:
  Weighted average outstanding common shares:
     Basic                                               21,549       21,501

     Diluted                                             21,740       21,501

  Net earnings (loss) per average outstanding
   share:
     Basic                                            $     .08         (.03)
                                                      =========    =========

     Diluted                                          $     .08         (.03)
                                                      =========     ========

     Dividends per common share                       $     .01          .01
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



Date:    May 19, 1999            /s/ Jim D. Holland
       -----------------         -------------------------------------
                                 Jim D. Holland
                                 Senior Vice President,
                                 Chief Financial Officer & Treasurer

                                  -18 of 18-