Form 10-Q
period 1999-06-30
CMI CORP
filed 1999-08-13
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant To Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the quarterly period ended June 30, 1999       Commission file number 1-5951



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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10
and Voting Common Stock Par Value $.10                      21,551,895
------------------------------------------       ----------------------------
          (Title of each class)                 (Outstanding at August 11, 1999)


                                   -1 of 20-

                                CMI CORPORATION
                              Index to Form 10-Q


                                                                            Page
                                                                            ----

PART I.   Financial Information

          Condensed Consolidated Balance Sheets -
            June 30, 1999(Unaudited), December 31, 1998
            and June 30, 1998 (Unaudited)                                     3

          Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 1999
            and 1998(Unaudited)                                               4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Six Months Ended June 30, 1999 (Unaudited), and the
            Years Ended December 31, 1998 and December 31, 1997               5

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1999 and 1998 (Unaudited)               6

          Notes to Condensed Consolidated Financial Statements                7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    13

          Quantitative and Qualitative Disclosure About Market Risk          17


PART II.  Other Information

          Item 1.  Legal Proceedings                                         18

          Item 2.  Changes in Securities                                     19

          Item 3.  Defaults Upon Senior Securities                           19

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                          19

          Item 5.  Other Information                                         19

          Item 6.  Exhibits and Reports on Form 8-K                          19

Signatures                                                                   20


                                   -2 of 20-

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                             June 30    December 31    June 30
                                              1999         1998         1998
                                           (Unaudited)       *       (Unaudited)
                                           -----------  -----------  -----------
Current assets:
 Cash & cash equivalents                     $ 14,063        13,559       9,182
 Receivables, net                              29,592        28,013      35,299
 Inventories
  Finished equipment                           25,050        37,409      23,124
  Work-in-process                              24,310        14,189      20,644
  Raw materials & parts                        54,165        51,293      35,647
                                             --------       -------     -------
     Total inventories                        103,525       102,891      79,415
 Other current assets                           1,242           923         928
 Deferred tax assets                            3,538         7,200       3,221
                                             --------       -------     -------
     Total current assets                     151,960       152,586     128,045

Property, plant & equipment                    71,883        69,239      60,334
Less accumulated depreciation                  41,579        39,692      38,346
                                             --------       -------     -------
 Net property, plant & equipment               30,304        29,547      21,988

Long-term receivables                           7,149           356         380
Other assets, principally goodwill              5,096         5,322       7,975
Deferred tax assets                             1,900         1,900       6,900
                                             --------       -------     -------

                                             $196,409       189,711     165,288
                                             ========       =======     =======

Current liabilities:
 Current maturities of long-term debt        $    257           268         209
 Accounts payable                              18,257        21,551      17,809
 Accrued liabilities                           13,372        14,617      12,156
                                             --------       -------     -------
     Total current liabilities                 31,886        36,436      30,174

Long-term debt                                 81,919        77,049      61,203

Common stock & other capital:
 Class A common stock & common stock            2,155         2,155       2,151
 Other capital                                 80,449        74,071      71,760
                                             --------       -------     -------
     Total common stock & other capital        82,604        76,226      73,911
                                             --------       -------     -------

                                             $196,409       189,711     165,288
                                             ========       =======     =======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

                                   -3 of 20-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)

                                         Three Months Ended   Six Months Ended
                                              June 30              June 30
                                        --------------------  -----------------
                                           1999       1998      1999      1998
                                         --------   --------  -------   -------

Net Revenues                              $69,368    65,892   126,568   109,914
                                          -------    ------   -------   -------

Costs and Expenses:
  Cost of Goods Sold                       49,188    48,121    92,046    82,404
  Marketing and Administrative              8,714     7,686    17,132    14,810
  Engineering and Product Development       1,896     1,910     3,735     3,706
  Product Line Relocation Costs                 -       411         -     1,351
                                          -------    ------   -------   -------

                                           59,798    58,128   112,913   102,271
                                          -------    ------   -------   -------

Operating earnings                          9,570     7,764    13,655     7,643
                                          -------    ------   -------   -------

Other Expense (Income):
  Interest Expense                          1,635     1,196     3,169     2,286
  Interest Income                            (205)     (285)     (307)     (487)
  Other, net                                   (7)      (61)       (7)      (77)
                                          -------    ------   -------   -------

Earnings Before Income Taxes                8,147     6,914    10,800     5,921

Income Tax Expense                          2,998     2,546     3,991     2,220
                                          -------    ------   -------   -------

Net Earnings                              $ 5,149     4,368     6,809     3,701
                                          =======    ======   =======   =======

Share Data:
Weighted Average outstanding
       common shares:
           Basic                           21,551    21,505    21,550    21,503

           Diluted                         21,846    21,680    21,793    21,626

   Net earnings per average
       outstanding share:
           Basic                          $  0.24      0.20      0.32      0.17
                                          =======    ======   =======   =======

           Diluted                        $  0.24      0.20      0.31      0.17
                                          =======    ======   =======   =======

   Dividends per common share             $  0.01      0.01      0.02      0.02
                                          =======    ======   =======   =======

See notes to condensed consolidated financial statements.


                                   -4 of 20-

                        CMI CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                             (dollars in thousands)

==================================================================================================
                           Common Stock     Class A Common Stock   Additional
                          ---------------   ---------------------   Paid-in    Treasury   Retained
                          Shares   Amount     Shares     Amount     Capital      Stock    Earnings
                          ------------------------------------------------------------------------
Balance December 31,
 1996                        621   $    -   20,467,383    $2,047     $46,112     $    -    $16,344

Net earnings                   -        -            -         -           -          -      3,165

Purchase of treasury
 stock                         -        -            -         -           -        (32)         -

Dividends paid,
 common stock
 ($.04 per share)              -        -            -         -           -          -       (851)

Common stock issued            -        -       75,000         8         367          -          -

Exercise of stock
 warrants                      -        -      600,000        60       2,190          -          -

Exercise of stock
 options                       -        -      364,000        36       1,147          -          -
                             ---   ------   ----------    ------     -------     ------    -------

Balance December 31,
 1997                        621        -   21,506,383     2,151      49,816        (32)    18,658

Net earnings                   -        -            -         -           -          -      6,217

Retirement of voting
 common stock                (19)       -          (20)        -           -          -          -

Retirement of treasury
 stock                         -        -       (6,340)        -         (32)        32          -

Exercise of stock
 options                       -        -       48,860         4         273          -          -
Dividends paid,
 common stock
 ($.04 per share)              -        -            -         -           -          -       (861)
                             ---   ------   ----------    ------     -------     ------    -------

Balance December 31,
1998                         602        -   21,548,883     2,155      50,057          -     24,014

(The information which
 follows is unaudited)

Net earnings                   -        -            -         -           -          -      6,809

Dividends paid,
 common stock
 ($.02 per share)              -        -            -         -           -          -       (431)
                             ---   ------   ----------    ------     -------     ------    -------
Balance June 30,
 1999 (unaudited)            602   $    -   21,548,883    $2,155     $50,057     $    -    $30,392
                             ===   ======   ==========    ======     =======     ======    =======

See notes to condensed consolidated financial statements.

                                   -5 of 20-

                       CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                         Six Months Ended
                                                              June 30
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
OPERATING ACTIVITIES
 Net earnings                                            $  6,809      3,701
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
  Depreciation                                              2,024      1,194
  Amortization                                                149        149
  Gain on sale of assets                                       (7)       (77)
  Change in assets and liabilities:
     Receivables                                           (1,579)    (8,382)
     Inventories                                             (634)   (10,744)
     Other current assets                                    (319)      (349)
     Accounts payable                                      (3,294)     3,154
     Accrued liabilities                                   (1,245)     2,509
     Deferred income taxes                                  3,662      2,079
     Long-term receivables                                 (6,793)     2,129
     Other non-current assets, excluding amortization
     of goodwill                                               77     (1,156)
                                                          -------    -------
 Net cash and cash equivalents used in operating
  activities                                               (1,150)    (5,793)
                                                          -------    -------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                  20        288
 Capital expenditures                                      (2,794)    (3,940)
                                                         --------     ------
 Net cash and cash equivalents used in investing
  activities                                               (2,774)    (3,652)
                                                          -------    -------

FINANCING ACTIVITIES
 Payments on long-term debt                                  (141)      (121)
 Net borrowings on revolving credit note                    5,000     12,000
 Proceeds from stock options exercised                          -         47
 Payment of common stock dividends                           (431)      (430)
                                                          -------    -------
 Net cash and cash equivalents provided by
  financing activities                                      4,428     11,496
                                                          -------    -------

Increase in cash and cash equivalents                         504      2,051

Cash and cash equivalents at beginning of period           13,559      7,131
                                                          -------    -------

Cash and cash equivalents at end of period                $14,063      9,182
                                                          =======    =======

See notes to condensed consolidated financial statements.


                                   -6 of 20-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of June 30, 1999 and 1998 and for the interim periods ended June 30, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.


(2) The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.


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

       At June 30, 1999, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $7,415,000 through September 2009.


(6)    Earnings Per Share

       Basic earnings per share is computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).


                                   -7 of 20-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share (dollars in thousands, except per share data):

                                      Three Months Ended    Six Months Ended
                                           June 30              June 30
                                      ------------------    ----------------
                                        1999      1998       1999    1998
                                        ----      ----       ----    ----
Net earnings -
  basic and diluted                   $ 5,149     4,368      6,809    3,701
                                      =======    ======     ======   ======

Weighted average number of
  Common shares outstanding-basic      21,551    21,505     21,550   21,503

Dilutive effect of potential
  common shares issuable upon
  exercise of employee stock
  options                                 295       175        243      123
                                      -------    ------     ------   ------

Weighted average number of
  common shares outstanding -
  diluted                              21,846    21,680     21,793   21,626
                                      =======    ======     ======   ======

Earnings per share:

  Basic                               $   .24       .20        .32      .17
                                      =======    ======     ======   ======

  Diluted                             $   .24       .20        .31      .17
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

                                   -8 of 20-

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


       Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was infringing Cedarapids' patent and seeking unspecified monetary damages. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor, Industries. The Company anticipates this lawsuit going to trial before the end of 1999.

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


(8)    Segment Information

       The Company currently manages its business by operating location. As such, the Company identifies its segments based on the geographic locations of its manufacturing facilities. The Company has one reportable segment, its Oklahoma City manufacturing facility. The manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products. The specific products manufactured at the Oklahoma City plant are as follows:
       (1) mobile equipment - the Company's primary line of concrete paving systems, pavement profiling and reclaiming/ stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and waste recycling grinders; and (2) materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The specific products manufactured at the other geographic locations are as follows:


                                   -9 of 20-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


         (1) mobile equipment - lightweight grading and concrete paving and finishing machines, and custom heavy hauling trailers; and (2) materials processing equipment - concrete batching plants.

       Following is certain financial information regarding the Company's segments. The specific lines of heavy-duty trailers manufactured in Oklahoma City are transferred to another operating segment through intercompany accounts at cost and are excluded from net revenues. As a result, the revenues reported below are all from external customers and all dollar amounts are in thousands. General corporate expenses are not allocated to the other operating segments, and therefore are included as a reconciling item to reported operating earnings.

                                     Oklahoma   All
                                       City    Other    Total
                                     --------------------------
As of June 30, 1999:
  Total assets                       $165,654  30,755  196,409
                                     ========  ======  =======

Three months ended June 30, 1999:
Net revenues                         $ 56,417  12,951   69,368
Costs and expenses                     46,575  11,837   58,412
                                     --------  ------  -------
 Segment measure of operating
  profit                             $  9,842   1,114   10,956
                                     ========  ======
   General corporate expenses                           (1,386)
                                                       -------
 Operating earnings                                      9,570

Interest expense                                        (1,635)
Interest income                                            205
Other, net                                                   7
                                                       -------
  Earnings before income taxes                           8,147

Income tax expense                                       2,998
                                                      --------

Net earnings                                          $  5,149
                                                      ========

Capital expenditures              $  1,942       157     2,099
                                  ========   =======   =======

Depreciation and amortization     $    935       168     1,103
                                  ========   =======   =======

                                  -10 of 20-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                     Oklahoma       All
                                       City        Other       Total
                                    -----------------------------------
As of June 30, 1998:
   Total assets                      $135,454      29,834      165,288
                                     ========     =======      =======
Three months ended June 30, 1998:
Net revenues                         $ 52,148      13,744       65,892
Costs and expenses                     44,799      11,799       56,598
                                     --------     -------      -------
   Segment measure of operating
     profit                          $  7,349       1,945        9,294
                                     ========     =======

     General corporate expenses                                 (1,530)
                                                               -------
   Operating earnings                                            7,764

Interest expense                                                (1,196)
Interest income                                                    285
Other, net                                                          61
                                                               -------
   Earnings before income taxes                                  6,914
Income tax expense                                               2,546
                                                               -------

Net earnings                                                  $  4,368
                                                              ========

Capital expenditures                 $  2,188          85        2,273
                                     ========     =======      =======
Depreciation and amortization        $    541         173          714
                                     ========     =======      =======



Six months ended June 30, 1999:
Net revenues                         $105,443      21,125      126,568
Costs and expenses                     89,816      20,287      110,103
                                     --------     -------      -------

 Segment measure of operating
  profit                             $ 15,627         838       16,465
                                     ========     =======      =======

   General corporate expenses                                   (2,810)
                                                                -------

 Operating earnings                                             13,655

Interest expense                                                (3,169)
Interest income                                                    307
Other, net                                                           7
                                                               -------
 Earnings before income taxes                                   10,800
Income tax expense                                               3,991
                                                               -------
Net earnings                                                  $  6,809
                                                              ========
Capital expenditures                 $  2,461         333        2,794
                                     ========      ======     ========
Depreciation and amortization        $  1,831         342        2,173
                                     ========      ======     ========

                                  -11 of 20-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                                Oklahoma     All
                                                  City      Other   Total
                                               ---------------------------
       Six months ended June 30, 1998:
       Net revenues                              $87,711   22,203  109,914
       Costs and expenses                         78,612   20,136   98,748
                                                 -------   ------  -------

          Segment measure of operating profit    $ 9,099    2,067   11,166
                                                 =======   ======

            General corporate expenses                              (3,523)
                                                                   -------
          Operating earnings                                         7,643

       Interest expense                                             (2,286)
       Interest income                                                 487
       Other, net                                                       77
                                                                   -------
          Earnings before income taxes                               5,921

       Income tax expense                                            2,220
                                                                    ------

       Net earnings                                                 $3,701
                                                                   =======

       Capital expenditures                      $ 3,763      177    3,940
                                                 =======      ===  =======

       Depreciation and amortization             $ 1,003      340    1,343
                                                 =======      ===  =======

       The Company has one operating location in the United Kingdom. The location serves as a sales office and has approximately $800,000 of assets comprised primarily of inventory, receivables, and property, plant and equipment. All remaining assets are located in the United States.

       Revenues for products were as follows (dollars in thousands):

                                        Three Months Ended        Six Months Ended
                                             June 30                  June 30
                                        -------------------     ---------------------
                                          1999      1998          1999         1998
                                        --------  --------      --------     --------

       Mobile Equipment                  $30,070    25,793            46,797   41,522
       Material Processing Equipment      30,815    31,127            64,165   52,371
       Parts and Used Equipment            8,483     8,972            15,606   16,021
                                         -------    ------           -------  -------

                                         $69,368    65,892           126,568  109,914
                                         =======    ======           =======  =======


(9)    Supplemental Cash Flow Information

       Cash paid for interest was $2,769,000 for the six months ended June 30, 1999 compared to $2,203,000 for the six months ended June 30, 1998. Cash paid for income taxes was $288,000 for the six months ended June 30, 1999 compared to $109,000 for the six months ended June 30, 1998.

                                  -12 of 20-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues increased 5 percent to $69,368,000 for the three months ended June 30, 1999, compared to $65,892,000 for the three months ended June 30, 1998.
Revenues for international shipments decreased 70 percent to $3.2 million for the three months ended June 30, 1999 compared to $10.6 million for the three months ended June 30, 1998. Revenues for domestic shipments increased 20 percent to $66.2 million for the three months ended June 30, 1999 compared to $55.3 million for the three months ended June 30, 1998. Net earnings were $5,149,000, or 24 cents per share diluted, for the three months ended June 30, 1999, compared to net earnings of $4,368,000, or 20 cents per share diluted, for the comparable three months ended June 30, 1998.

Revenues increased 15 percent to $126,568,000 for the six months ended June 30, 1999, compared to $109,914,000 for the six months ended June 30, 1998. Revenues for international shipments decreased 49 percent to $7.7 million for the six months ended June 30, 1999 compared to $15.0 million for the six months ended June 30, 1998. Revenues for domestic shipments increased 25 percent to $118.9 million for the six months ended June 30, 1999 compared to $94.9 million for the six months ended June 30, 1998. Net earnings were $6,809,000, or 31 cents per share diluted, for the six months ended June 30, 1999, compared to net earnings of $3,701,000, or 17 cents per share diluted, for the comparable six months ended June 30, 1998.

During 1999 the Company has experienced increased revenues in most of its major equipment lines and a decrease in custom heavy-hauling trailers and landfill compaction equipment. The increases are the direct result of the $217 billion TEA-21 national highway bill. The decrease in custom heavy-hauling trailers was primarily due to a union strike, which has resulted in lost production at the Company's South Dakota manufacturing location. The union strike ended in mid June. These factors impacted the "All Other" segment measure of operating profit period over period as set forth in note 8. The decrease in the landfill compaction line was primarily due to external factors relating to consolidation in the waste management industry.

Gross margins for the three months ended June 30, 1999 averaged 29.1 percent compared to 27.0 percent for the three months ended June 30, 1998. Gross margins for the six months ended June 30, 1999 averaged 27.3 percent compared to
25.0 percent for the six months ended June 30, 1998. The improvement in margins was the result of the overall production and cost benefits from recent capital investments, as well as a favorable product mix.

Marketing and administrative expenses increased $1,028,000 for the comparable three months ended June 30, 1999, and increased $2,322,000 for the comparable six months ended June 30, 1999. As a percentage of revenues, marketing and administrative expenses were 12.6 percent for the three months ended June 30, 1999, compared to 11.7 percent for the three months ended June 30, 1998, and were 13.5 percent for the six month periods ended June 30, 1999 and 1998.


                                  -13 of 20-

Engineering and product development expenses decreased $14,000 for the comparable three months ended June 30, 1999, and increased $29,000 for the comparable six months ended June 30, 1999. As a percentage of revenues, engineering and product development expenses were 2.7 percent for the three months ended June 30, 1999, compared to 2.9 percent for the three months ended June 30, 1998, and were 3.0 percent for the six months ended June 30, 1999, compared to 3.4 percent for the six months ended June 30, 1998. Engineering and product development expenses do not increase proportionately with revenue increases.

Included in the Company's first and second quarter 1998 results were an aggregate of $1,351,000 of product line relocation costs. These costs were incurred moving the compactor and grinder products acquired from Rexworks, Inc. in December 1997 from Milwaukee to Oklahoma City. These costs are included in the general corporate expenses (see table in note 8).

Interest expense increased to $1,635,000 for the three months ended June 30, 1999, compared to $1,196,000 for the three months ended June 30, 1998, and increased to $3,169,000 for the six months ended June 30, 1999, compared to $2,286,000 for the six months ended June 30, 1998. The Company's effective interest rate was comparable period-to-period. The increase in interest expense was due to additional borrowings on the Company's revolving line of credit, primarily for the increased working capital requirements and capital spending.

The Company's effective tax rate for the three and six months ended June 30, 1999 and 1998 was approximately 37 percent. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1998 was approximately 37 percent and the Company expects a comparable annual effective rate in 1999.

Liquidity and Capital Resources
-------------------------------

The current ratio at June 30, 1999 was 4.8-to-1 compared to 4.2-to-1 at December 31, 1998. Working capital at June 30, 1999 was $120,074,000 compared to $116,150,000 at December 31, 1998, an increase of $3,924,000. The increase in working capital is primarily due to an increase in receivables of $1,579,000, and a decrease in current liabilities of $4,550,000.

Cash used in operating activities for the six months ended June 30, 1999 was $1,150,000 compared to cash used in operating activities of $5,793,000 for the six months ended June 30, 1998. As noted in note 2, the Company operates in a seasonal business which normally results in increased working capital requirements and thus cash being used in operations to fund increased inventory levels and outstanding receivable balances during the early part of each year. Financing activities for the six months ended June 30, 1999 provided $4,428,000, which included $5,000,000 of borrowings from the Company's revolving line of credit which was primarily used to fund the increase in trade and installment receivables from December 31, 1998.


                                  -14 of 20-

Capital expenditures for the six months ended June 30, 1999 were $2,794,000 compared to $3,940,000 for the comparable six months ended June 30, 1998. Capital expenditures are budgeted at $6,000,000 for 1999 and are expected to be financed using internally generated funds and leasing arrangements. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies.

The Company amended its unsecured revolving line of credit agreement on October 13, 1998. The amendment provides for an increase in the Company's borrowing capacity from $40,000,000 to $60,000,000. On March 12, 1999, the borrowing line of credit was increased to $70,000,000 for a period of 120 days, but has returned to $60,000,000 as of July 10, 1999. The Company's $30,000,000
unsecured senior notes mature from September 2000 to September 2006. The Company's unsecured revolving line of credit matures September 2001. As of June 30, 1999, the Company had utilized $48,000,000 of the unsecured revolving line of credit. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due. As of June 30, 1999, the Company was in compliance with all debt covenants.

It is the Board of Directors' current intention to continue paying a 4 cent per share annual dividend. The Company has paid a 1 cent quarterly dividend for the past eleven quarters.

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended June 30, 1999, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $5,438,000 tax effect of future tax deductions and credits will be utilized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $15 million to $20 million in future years.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 is not expected to materially impact the Company.


                                  -15 of 20-

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

As of June 30, 1999, the Y2K committee had identified the Company's information systems (IT) and non-information systems (non IT) that could potentially be impacted by Y2K. As of June 30, 1999 the company has substantially completed all of its Y2K readiness and contingency planning.

The Y2K process began in early 1996 when the Company began the software and hardware evaluation and selection process for manufacturing and financial reporting applications. During the third quarter of 1998 the Company replaced the primary IT systems at its Oklahoma City location. The Company spent approximately $2 million on this phase of the Y2K project for new computer software and hardware which was also part of the Company's factory modernization plan. These costs were capitalized and will be amortized over future periods.

The Company has also obtained vendor readiness statements from 99 percent of the Company's active vendors. These statements indicate that 95 percent are either Y2K compliant or will be by the end of 1999. The Company has determined that an alternative supply source exists for the vendors who do not appear to be addressing the Y2K problem.

The Company has determined its telephone systems require certain upgrades to meet Y2K requirements. The Company anticipates Y2K compliance in this area by September 1999 at an estimated cost of $75,000.

The Company has been testing its systems using internal programming staff and outside computer consultants and intends to continue making any necessary modifications to prevent disruption to its operations. The Company is in the process of determining the most reasonably likely possible worst case scenario. The Company does not anticipate incurring any material outside costs for future Y2K activities. All remaining remediation efforts will be performed primarily utilizing existing employees. The Company does not separately identify internal costs related to Y2K efforts.

No assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues. Additionally, no assurances can be given that third parties with whom the Company does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.


                                  -16 of 20-

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

Forward-Looking Statements
--------------------------

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. As with any future event, there can be no assurance that the events described in forward-looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking-statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, highway funding, adverse weather conditions, general economic conditions and political changes both domestically and overseas.

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

At June 30, 1999, the Company had long-term debt outstanding of $82.2 million. Of this amount, $30 million bears interest at a fixed rate of 7.68 percent, and $4.2 million bears interest at fixed rates averaging approximately 8 percent. The remaining $48 million bears interest at variable rates which averaged approximately 6.85 percent at June 30, 1999. A 10 percent increase in short-term interest rates on the variable rate debt outstanding at June 30, 1999 would approximate 69 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $164,000 for the remainder of the year ending December 31, 1999 assuming borrowed amounts remain outstanding.


                                  -17 of 20-

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

Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was infringing Cedarapids' patent and seeking unspecified monetary damages. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor, Industries. The Company anticipates this lawsuit going to trial before the end of the 1999.

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


                                  -18 of 20-

Item 2.  Changes in Securities.

None.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

On May 14, 1999, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The items of business considered at the annual meeting were as follows:

1. The election of Kenneth J. Barker, Tom Engelsman, and Bill Swisher to serve as directors of the Company for a term of three years.
2. The ratification of certain amendments to the Company's 1992 Incentive Stock Option Plan.

At the annual meeting, 20,135,206 votes were cast by the shareholders FOR the election of Mr. Barker and 155,307 votes were WITHHELD; 20,127,390 votes were cast by the shareholders FOR the election of Mr. Engelsman and 163,123 votes were WITHHELD; 20,114,451 votes were cast by the shareholders FOR the election of Mr. Swisher and 176,062 votes were AGAINST.

16,887,904 votes were cast by the shareholders FOR the ratification of the amendments to the 1992 Incentive Stock Option Plan, 436,195 votes AGAINST, and 75,738 votes were ABSTAINED.


Item 5.  Other information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       3(ii)  By-laws as amended
       27     Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended June 30, 1999.


                                  -19 of 20-

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     August 11, 1999            /s/Jim D. Holland
       ---------------------    -------------------------------------
                                Jim D. Holland
                                Senior Vice President,
                                Chief Financial Officer & Treasurer


                                  -20 of 20-