Form 10-Q
period 1999-09-30
CMI CORP
filed 1999-11-15
CIK 21157

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


             [X] Quarterly Report Pursuant To Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934


For the quarterly period ended September 30, 1999  Commission file number 1-5951



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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10                 21,551,243
Voting Common Stock Par Value $.10                                602
------------------------------------------   ----------------------------------
(Title of each class)                        (Outstanding at November 15, 1999)

                                   -1 of 19-

                                CMI CORPORATION
                               Index to Form 10-Q

                                                                        Page
                                                                        ----
PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            September 30, 1999(Unaudited), December 31, 1998
            and September 30, 1998(Unaudited)                            3

          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended September 30, 1999
            and 1998(Unaudited)                                          4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Nine Months Ended September 30, 1999 (Unaudited), and the
            Years Ended December 31, 1998 and December 31, 1997          5

          Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998(Unaudited)     6

          Notes to Condensed Consolidated Financial Statements           7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations               13

          Quantitative and Qualitative Disclosure About Market Risk     17


PART II.  Other Information

          Item 1.  Legal Proceedings                                    18

          Item 2.  Changes in Securities and Use of Proceeds            19

          Item 3.  Defaults Upon Senior Securities                      19

          Item 4.  Submission of Matters to a Vote of                   19
                   Security Holders

          Item 5.  Other Information                                    19

          Item 6.  Exhibits and Reports on Form 8-K                     19

Signatures                                                              19

                                   -2 of 19-

                         PART I - FINANCIAL INFORMATION

                        CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                           September 30   December 31  September 30
                                               1999          1998          1998
                                            (Unaudited)        *        (Unaudited)
                                           -------------  -----------  -------------
Current assets:
 Cash & cash equivalents                       $ 13,061        13,559         8,320
 Receivables, net                                38,491        28,013        26,509
 Inventories
  Finished equipment                             26,692        37,409        31,277
  Work-in-process                                20,764        14,189        16,515
  Raw materials & parts                          59,635        51,293        44,253
                                               --------       -------       -------
     Total inventories                          107,091       102,891        92,045
 Other current assets                             1,873           923         1,266
 Deferred tax assets                              2,343         7,200         2,305
                                               --------       -------       -------
     Total current assets                       162,859       152,586       130,445

Property, plant & equipment                      68,255        69,239        68,140
Less accumulated depreciation                    38,020        39,692        39,073
                                               --------       -------       -------
 Net property, plant & equipment                 30,235        29,547        29,067

Long-term receivables                             2,095           356           174
Other assets, principally goodwill                4,985         5,322         5,435
Deferred tax assets                               1,900         1,900         6,900
                                               --------       -------       -------

                                               $202,074       189,711       172,021
                                               ========       =======       =======

Current liabilities:
 Current maturities of long-term debt          $    278           268           239
 Accounts payable                                16,651        21,551        16,667
 Accrued liabilities                             13,780        14,617        13,255
                                               --------       -------       -------
     Total current liabilities                   30,709        36,436        30,161

Long-term debt                                   86,850        77,049        66,083

Common stock & other capital:
 Class A common stock & common stock              2,155         2,155         2,155
 Other capital                                   82,360        74,071        73,622
                                               --------       -------       -------
     Total common stock & other capital          84,515        76,226        75,777
                                               --------       -------       -------

                                               $202,074       189,711       172,021
                                               ========       =======       =======

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                                   -3 of 19-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)


                                          Three Months Ended            Nine Months Ended
                                             September 30                 September 30
                                         --------------------          --------------------
                                            1999       1998               1999       1998
                                         ----------  --------           --------   --------

Net Revenues                               $54,591    48,860             181,159   158,774
                                           -------    ------             -------   -------

Costs and Expenses:
  Cost of Goods Sold                        37,652    35,002             129,698   117,406
  Marketing and Administrative              10,027     7,942              27,159    22,752
  Engineering and Product Development        2,362     1,968               6,097     5,674
  Product Line Relocation Costs                  -        68                   -     1,419
                                           -------    ------             -------   -------

                                            50,041    44,980             162,954   147,251
                                           -------    ------             -------   -------

Operating Earnings                           4,550     3,880              18,205    11,523

Other Expense (Income):
  Interest Expense                           1,603     1,284               4,772     3,570
  Interest Income                             (423)     (277)               (730)     (764)
  Other, net                                    57         -                  50       (77)
                                           -------    ------             -------   -------

Earnings Before Income Taxes                 3,313     2,873              14,113     8,794

Income Tax Expense                           1,196     1,022               5,187     3,242
                                           -------    ------             -------   -------

Net Earnings                               $ 2,117     1,851               8,926     5,552
                                           =======    ======             =======   =======

Share Data:
Weighted average outstanding
       common shares:
           Basic                            21,552    21,536              21,551    21,514

           Diluted                          21,875    21,685              21,820    21,648

   Net earnings per average
       outstanding share:
           Basic                           $  0.10      0.09                0.41      0.26
                                           =======    ======             =======   =======

           Diluted                         $  0.10      0.09                0.41      0.26
                                           =======    ======             =======   =======

   Dividends per common share              $  0.01      0.01                0.03      0.03
                                           =======    ======             =======   =======

See notes to condensed consolidated financial statements.

                                   -4 of 19-

                        CMI CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                             (dollars in thousands)


                           Common Stock    Class A Common Stock   Additional
                          ---------------  ---------------------    Paid-in    Treasury   Retained
                          Shares   Amount     Shares     Amount     Capital      Stock    Earnings
                          -------  ------  ------------  -------  -----------  ---------  ---------
Balance December 31,
 1996                        621   $    -   20,467,383    $2,047     $46,112          -    $16,344

Net earnings                   -        -            -         -           -          -      3,165

Purchase of treasury
 stock                         -        -            -         -           -        (32)         -

Dividends paid,
 common stock
 ($.04 per share)              -        -            -         -           -          -       (851)

Common stock issued            -        -       75,000         8         367          -          -

Exercise of stock
 warrants                      -        -      600,000        60       2,190          -          -

Exercise of stock
 options                       -        -      364,000        36       1,147          -          -
                          ------   ------  -----------   -------  ----------   --------   --------

Balance December 31,
 1997                        621        -   21,506,383     2,151      49,816        (32)    18,658

Net earnings                   -        -            -         -           -          -      6,217

Retirement of voting
 common stock                (19)       -          (20)        -           -          -          -

Retirement of treasury
 stock                         -        -       (6,340)        -         (32)        32          -

Exercise of stock
 options                       -        -       48,860         4         273          -          -
Dividends paid,
 common stock
 ($.04 per share)              -        -            -         -           -          -       (861)
                          ------   ------  -----------   -------  ----------   --------   --------
Balance December 31,
1998                         602        -   21,548,883     2,155      50,057          -     24,014

(The information which
 follows is unaudited)

Net earnings                   -        -            -         -           -          -      8,926

Retirement of voting
 Common stock                  -        -         (140)        -           -          -          -

Exercise of stock
 Options                       -        -        2,500         -          10          -          -

Dividends paid,
 common stock
 ($.03 per share)              -        -            -         -           -          -       (647)
                          ------   ------  -----------   -------  ----------   --------   --------
Balance September 30,
 1999 (unaudited)            602        -$  21,551,243    $2,155     $50,067       $  -    $32,293
                          ======   ======  ===========   =======  ==========   ========   ========

See notes to condensed consolidated financial statements.

                                   -5 of 19-

                        CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                        Nine Months Ended
                                                                           September 30
                                                                        -------------------
                                                                         1999       1998
                                                                        ---------  --------
OPERATING ACTIVITIES
 Net earnings                                                           $  8,926     5,552
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
  Depreciation                                                             3,013     1,912
  Amortization                                                               224       224
  Loss (Gain) on sale of assets                                               49       (78)
  Change in assets and liabilities:
    Receivables                                                          (10,478)      408
    Inventories                                                           (4,200)  (23,374)
    Other current assets                                                    (950)     (687)
    Accounts payable                                                      (4,900)    2,012
  Accrued liabilities                                                       (837)    3,608
    Deferred tax asset                                                     4,857     2,995
    Long-term receivables                                                 (1,739)    2,335
    Other non-current assets, excluding amortization
    of goodwill                                                              113     1,311
                                                                        --------   -------
 Net cash and cash equivalents used in operating
  activities                                                              (5,922)   (3,782)
                                                                        --------   -------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                                 49       308
 Capital expenditures                                                     (3,799)  (11,758)
                                                                          ------   -------
 Net cash and cash equivalents used in investing
  activities                                                              (3,750)  (11,450)
                                                                        --------   -------

FINANCING ACTIVITIES
 Payments on long-term debt                                                 (189)     (211)
 Net borrowings on revolving credit note                                  10,000    17,000
 Proceeds from stock options exercised                                        10       276
 Payment of common stock dividends                                          (647)     (644)
                                                                        --------   -------
 Net cash and cash equivalents provided by
  financing activities                                                     9,174    16,421
                                                                        --------   -------

Change in cash and cash equivalents                                         (498)    1,189

Cash and cash equivalents at beginning of period                          13,559     7,131
                                                                        --------   -------

Cash and cash equivalents at end of period                              $ 13,061     8,320
                                                                        ========   =======

See notes to condensed consolidated financial statements.

                                   -6 of 19-

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of September 30, 1999 and 1998 and for the interim periods ended September 30, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.

(3)    Related Party Transactions
       --------------------------

       On August 12, 1999 the Company entered into a 2 year consulting agreement with Bill Swisher, a former officer of the Company. Mr. Swisher currently serves as Chairman of the Board.

(4)    Commitments and Contingencies
       -----------------------------

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

       At September 30, 1999, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $6,966,000 through September 2009.

(5)    Earnings Per Share
       ------------------

       Basic earnings per share is computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).


                                   -7 of 19-

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


                 The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share (dollars in thousands, except per share data):


                                                  Three Months Ended              Nine Months Ended
                                                     September 30                   September 30
                                                 ---------------------             --------------
                                                   1999          1998               1999    1998
                                                 -------        ------             ------  ------
       Net earnings -
         basic and diluted                       $ 2,117         1,851              8,926   5,552
                                                 =======        ======             ======  ======

       Weighted average number of
         Common shares outstanding-basic          21,552        21,536             21,551  21,514

       Dilutive effect of potential
         incremental common shares
         issuable upon exercise of
         employee stock options                      323           149                269     134
                                                 -------        ------             ------  ------

       Weighted average number of
         common shares outstanding -
         diluted                                  21,875        21,685             21,820  21,648
                                                 =======        ======             ======  ======

       Earnings per share:

         Basic                                   $   .10           .09                .41     .26
                                                 =======        ======             ======  ======

         Diluted                                 $   .10           .09                .41     .26
                                                 =======        ======             ======  ======


(6)    Litigation
       ----------

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

       Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was

                                   -8 of 19-

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


       infringing Cedarapids' patent and seeking damages in excess of $10,000,000. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor, Industries. In July 1999, the court granted Cedarapid's motion for partial summary judgement on infringement, and ruled that the Company's Triple Drum Mixer literally infringes certain claims of the Cedarapid's patent. The court's judgement is limited to the issue of infringement and not the issue of validity. The Company has, at the court's invitation, filed a motion for summary judgement on the issue of validity. In the opinion of counsel Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The Company anticipates this lawsuit going to trial in the Spring of 2000.

       In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10,000,000. The Company intends to vigorously defend both lawsuits involving Cedarapids.

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

(7)    Business Segment Information
       ----------------------------

       The Company currently manages its business by operating location. As such, the Company identifies its segments based on the geographic locations of its manufacturing facilities. The Company has one reportable segment, its Oklahoma City manufacturing facility. The manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products. The specific products manufactured at the Oklahoma City plant are as follows:
       (1) mobile equipment - the Company's primary line of concrete paving systems, pavement profiling and reclaiming/ stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and waste recycling grinders; and (2) materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The specific products manufactured at the Company's other geographic locations are as follows:

                                   -9 of 19-

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

                                  Oklahoma   All
                                    City    Other    Total
                                  --------  ------  --------
As of September 30, 1999:
   Total assets                   $170,253  31,821  202,074
                                  ========  ======  =======

Three months ended
 September 30, 1999:
Net revenues                      $ 42,836  11,755   54,591
Costs and expenses                  37,767  10,871   48,638
                                  --------  ------  -------

  Segment measure of operating
   profit                         $  5,069     884    5,953
                                  ========  ======
    General corporate expenses                       (1,403)
                                                    -------

  Operating earnings                                  4,550

Interest expense                                     (1,603)
Interest income                                         423
Other, net                                              (57)
                                                    -------
  Earnings before income taxes                        3,313
Income tax expense                                    1,196
                                                    -------

Net earnings                                        $ 2,117
                                                    =======

Capital expenditures           $    743       262     1,005
                                =======   =======   =======

Depreciation and amortization  $    876       188     1,064
                                =======   =======   =======

                                   -10 of 19-

                        CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                          Oklahoma    All
                                            City     Other     Total
                                         ---------  --------  -------

As of September 30, 1998:
 Total assets                             $141,135    30,886  172,021
                                          ========  ========  =======
Three months ended
 September 30, 1998:
Net revenues                              $ 37,771    11,089   48,860
Costs and expenses                          34,298     9,679   43,977
                                          --------  --------  -------

  Segment measure of operating profit      $ 3,473     1,410    4,883
                                          ========  ========  =======

    General corporate expenses                                 (1,003)
                                                             --------
  Operating earnings                                            3,880

Interest expense                                               (1,284)
Interest income                                                   277
Other, net                                                          -
                                                             --------
  Earnings before income taxes                                  2,873
Income tax expense                                              1,022
                                                             --------
Net earnings                                                 $  1,851
                                                             ========
Capital expenditures                      $  7,707       111    7,818
                                          ========  ========  =======
Depreciation and amortization             $    619       174      793
                                          ========  ========  =======
Nine months ended
 September 30, 1999:
Net revenues                              $148,279    32,880  181,159
Costs and expenses                         127,582    31,158  158,740
                                          --------  --------  -------
  Segment measure of operating
   profit                                 $ 20,697     1,722   22,419
                                          ========  ========
   General corporate expenses                                  (4,214)
                                                              -------
  Operating earnings                                           18,205
Interest expense                                               (4,772)
Interest income                                                   730
Other, net                                                        (50)
                                                             --------
   Earnings before income taxes                                14,113
Income tax expense                                              5,187
                                                             --------
Net earnings                                                 $  8,926
                                                             ========
Capital expenditures                      $  3,204       595    3,799
                                          ========  ========  =======
Depreciation and amortization             $  2,707       530    3,237
                                          ========  ========  =======


                                   -11 of 19-

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


                                                 Oklahoma     All
                                                   City      Other    Total
                                                ---------------------------
Nine months ended September 30, 1998:
Net revenues                                     $125,482  33,292  158,774
Costs and expenses                                114,247  29,815  144,062
                                                 --------  ------  -------

          Segment measure of operating profit    $ 11,235   3,477   14,712
                                                 ========  ======
            General corporate expenses                              (3,189)
                                                                   -------
          Operating earnings                                        11,523

Interest expense                                                    (3,570)
Interest income                                                        764
Other, net                                                              77
                                                                   -------
 Earnings before income taxes                                        8,794

Income tax expense                                                   3,242
                                                                   -------

Net earnings                                                       $ 5,552
                                                                   =======

Capital expenditures                              $11,470     288   11,758
                                                 ========  ======  =======

Depreciation and amortization                     $ 1,622     514    2,136
                                                 ========  ======  =======

     The Company has one operating location in the United Kingdom. The location serves as a sales office and has approximately $502,000 of assets comprised primarily of inventory, receivables, and property, plant and equipment.
     All remaining assets are located in the United States.

     Revenues for products were as follows (dollars in thousands):

                                          Three Months Ended           Nine Months Ended
                                             September 30                September 30
                                          ------------------          ------------------
                                             1999     1998              1999      1998
                                          ---------  -------          ---------  -------
       Mobile Equipment                      $25,460  20,288             72,257   61,810
       Material Processing Equipment          19,714  20,055             83,879   72,426
       Parts and Used Equipment                9,417   8,517             25,023   24,538
                                             -------  ------            -------  -------
                                             $54,591  48,860            181,159  158,774
                                             =======  ======            =======  =======

(8)  Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest was $4,600,759 for the nine months ended September 30, 1999 compared to $3,929,241 for the nine months ended September 30, 1998. Cash paid for income taxes was $289,000 for the nine months ended September 30, 1999 compared to $226,000 for the nine months ended September 30, 1998.

                                   -12 of 19-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues increased 12 percent to $54,591,000 for the three months ended September 30, 1999, compared to $48,860,000 for the three months ended September 30, 1998. Revenues for international shipments decreased 28.2 percent to $5.1 million for the three months ended September 30, 1999 compared to $7.1 million for the three months ended September 30, 1998. Domestic revenues increased 18.5 percent to $49,491,000 for the three months ended September 30, 1999 compared to $41,760,000 for the three months ended September 30, 1998. Net earnings were $2,117,000, or 10 cents per share diluted, for the three months ended September 30, 1999, compared to net earnings of $1,851,000, or 9 cents per share diluted, for the comparable three months ended September 30, 1998.

Revenues increased 14 percent to $181,159,000 for the nine months ended September 30, 1999, compared to $158,774,000 for the nine months ended September 30, 1998. Revenues for international shipments decreased 42 percent to $12.8 million for the nine months ended September 30, 1999 compared to $22.1 million for the nine months ended September 30, 1998. Domestic revenues increased 23.2 percent to $168,359,000 for the nine months ended September 30, 1999 compared to $136,674,000 for the nine months ended September 30, 1998. Net earnings were $8,926,000, or 41 cents per share diluted, for the nine months ended September 30, 1999, compared to net earnings of $5,552,000, or 26 cents per share diluted, for the comparable nine months ended September 30, 1998.

During 1999, the Company has experienced increased revenues in most of its major equipment lines and a decrease in custom heavy-hauling trailers and landfill compaction equipment. The increases are the direct result of the $217 billion TEA-21 national highway bill. The decrease in custom heavy-hauling trailers was primarily due to a union strike, which resulted in lost production at the Company's South Dakota manufacturing location during the first half of the year. The strike ended in mid June. These factors impacted the "All Other" segment measure of operating profit period over period as set forth in note 7. The decrease in the landfill compaction line was primarily due to external factors relating to consolidation in the waste management industry. The decrease in international revenues is due to a significant decline in the road building and reconstruction program in Canada. The decline in Canada is due to an election year spending freeze and a generally depressed economy across the country.

Gross margins for the three months ended September 30, 1999 averaged 31.0 percent compared to 28.4 percent for the three months ended September 30, 1998. Gross margins for the nine months ended September 30, 1999 averaged 28.4 percent compared to 26.1 percent for the nine months ended September 30, 1998. The improvement in margins was the result of a favorable product mix, increased production efficiencies, and the overall production and cost benefits from recent capital investments.

Marketing and administrative expenses increased $2,085,000 for the three months ended September 30, 1999, and increased $4,407,000 for the nine months ended September 30, 1999 compared to the corresponding 1998 periods. As a percentage of revenues, marketing and administrative expenses were 18.4 percent for the three months ended September 30, 1999, compared to 16.3 percent for the three months ended September 30, 1998, and were 15.0 percent for the nine months ended September 30, 1999

                                   -13 of 19-
compared to 14.3 percent for the nine months ended September 30, 1998. The primary factors contributing to the increases in Marketing and Administrative expenses are: (1) nonrecurring costs approximating $350,000 earlier in the year related to restructuring of its Oklahoma City manufacturing operations, (2) the Company participated in the triennial CONEXPO-CON/AG tradeshow in Las Vegas, (3) consulting fees of $350,000 to evaluate and improve the Company's manufacturing processes and production efficiencies, (4) $251,000 for employee moving and relocation costs, (5) legal fees incurred in the Cedarapid's patent litigation, and (6) overall higher business volume.

Engineering and product development expenses increased $394,000 for the three months ended September 30, 1999, and increased $423,000 for the nine months ended September 30, 1999 compared to the corresponding 1998 periods. As a percentage of revenues, engineering and product development expenses were 4.3 percent for the three months ended September 30, 1999, compared to 4.0 percent for the three months ended September 30, 1998, and were 3.4 percent for the nine months ended September 30, 1999, compared to 3.6 percent for the nine months ended September 30, 1998.

Included in the Company's 1998 nine month results was an aggregate of $1,419,000 of product line relocation costs. These costs were incurred moving the compactor and grinder products acquired from Rexworks, Inc. in December 1997 from Milwaukee to Oklahoma City. These costs are included in the general corporate expenses included in the business segment data in note 7.

Interest expense increased to $1,603,000 for the three months ended September 30, 1999, compared to $1,284,000 for the three months ended September 30, 1998, and increased to $4,772,000 for the nine months ended September 30, 1999, compared to $3,570,000 for the nine months ended September 30, 1998. The Company's effective interest rate was comparable period-to-period. The increase in interest expense was due to additional borrowings on the Company's revolving line of credit, primarily for the increased working capital requirements and capital spending.

The Company's effective tax rate for the three and nine months ended September 30, 1999 and 1998 was approximately 37 percent. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1998 was approximately 37 percent and the Company expects a comparable annual effective rate in 1999.

Liquidity and Capital Resources
-------------------------------

The current ratio at September 30, 1999 was 5.3-to-1 compared to 4.2-to-1 at December 31, 1998. Working capital at September 30, 1999 was $132,150,000 compared to $116,150,000 at December 31, 1998, an increase of $16,000,000. The increase in working capital is primarily due to an increase in receivables of $10,478,000, and an increase in inventories of $4,200,000.

Cash used in operating activities for the nine months ended September 30, 1999 was $5,922,000 compared to cash used in operating activities of $3,782,000 for the nine months ended September 30, 1998. The primary use of cash was to fund

                                   -14 of 19-
the increase in receivables which resulted from higher business volume. Financing activities for the nine months ended September 30, 1999 provided $9,174,000, which included $10,000,000 of borrowings from the Company's revolving line of credit which was primarily used to fund the increase in trade and installment receivables and inventories from December 31, 1998.

Capital expenditures for the nine months ended September 30, 1999 were $3,799,000 compared to $11,758,000 for the comparable nine months ended September 30, 1998. Capital expenditures were originally budgeted at $6,000,000 for 1999. Remaining expenditures are expected to be financed using internally generated funds and leasing arrangements. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies.

The Company amended its unsecured revolving line of credit agreement on October 13, 1998. The amendment provided for an increase in the Company's borrowing capacity from $40,000,000 to $60,000,000. On March 12, 1999, the borrowing line of credit was increased to $70,000,000 for a period of 120 days, but returned to $60,000,000 as of July 10, 1999. On October 29, 1999 the line of credit, which matures in September 2001 was increased to $70,000,000. The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. As of September 30, 1999, the Company had utilized $53,000,000 of the unsecured revolving line of credit. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due. As of September 30, 1999, the Company was in compliance with all debt covenants.

On November 9, 1999 the Company announced a 50 percent increase in its fourth cash dividend this year from 1 cent to 1.5 cents per share. The dividend will be paid on December 1, 1999. After this dividend is paid the Company will change to a semi-annual payment schedule from a quarterly payment schedule. The Company has paid a quarterly dividend each quarter since December 1996.

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. As of September 30, 1999, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $4,243,000 net deferred tax assets will be realized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $10 million to $13 million in future years.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for


                                   -15 of 19-
accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 is not expected to materially impact the Company.

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

As of September 30, 1999, the Y2K committee has identified the Company's information systems (IT) and non-information systems (non IT) that could potentially be impacted by Y2K. As of September 30, 1999 the Company has substantially completed all of its Y2K readiness and contingency planning.

The Y2K process began in early 1996 when the Company began the software and hardware evaluation and selection process for manufacturing and financial reporting applications. During the third quarter of 1998, the Company replaced the primary IT systems at its Oklahoma City location. The Company spent approximately $2 million on this phase of the Y2K project for new computer software and hardware which was also part of the Company's factory modernization plan. These costs were capitalized and will be amortized over future periods.

The Company has also obtained vendor readiness statements from 99 percent of the Company's active vendors. These statements indicate that 95 percent are either Y2K compliant or will be by the end of 1999. The Company has determined that an alternative supply source exists for the vendors who do not appear to be addressing the Y2K problem.

The Company determined its telephone systems require certain upgrades to meet Y2K requirements. In September 1999, the Company upgraded its telephone system to meet these requirements at an approximate cost of $70,000.

The Company has been testing its systems using internal programming staff and outside computer consultants and intends to continue making any necessary modifications to prevent disruption to its operations. The Company has determined the most reasonably likely possible worst case scenario. The Company does not anticipate incurring any material outside costs for future Y2K activities. All remaining remediation efforts will be performed primarily utilizing existing employees. The Company does not separately identify internal costs related to Y2K efforts.

                                   -16 of 19-

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

At September 30, 1999, the Company had long-term debt outstanding of $86.8 million. Of this amount, $30 million bears interest at a fixed rate of 7.68 percent, and $3.8 million bears interest at fixed rates averaging approximately
8.00 percent. The remaining $53 million of borrowings bear interest at variable rates which averaged approximately 7.32 percent at September 30, 1999. A 10 percent increase in short-term interest rates on the variable rate debt outstanding at September 30, 1999 would approximate 73 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $97,000 for the remainder of the year ending December 31, 1999 assuming borrowed amounts remain outstanding.


                                   -17 of 19-

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

Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing upon the patent. Cedarapids subsequently filed a counterclaim against the Company alleging that the Company was infringing Cedarapids' patent and seeking damages in excess of $10,000,000. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor, Industries. In July 1999, the court granted Cedarapid's motion for partial summary judgement on infringement, and ruled that the Company's Triple Drum Mixer literally infringes certain claims of the Cedarapid's patent. The court's judgement is limited to the issue of infringement and not the issue of validity. The Company has, at the court's invitation, filed a motion for summary judgement on the issue of validity. In the opinion of counsel Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The Company anticipates this lawsuit going to trial in the Spring of 2000.


In September 1998, Cedarapids filed suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10,000,000. The Company intends to vigorously defend both lawsuits involving Cedarapids.

                                   -18 of 19-

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

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       10.4   Consulting agreement dated August 12, 1999 between the Company and
              George William Swisher, Jr.
       27     Financial Data Schedule

(b) The Company filed a report on Form 8-K on August 16, 1999 to announce the retirement of Mr. Bill Swisher as an officer of the Company.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 15, 1999      /s/Jim D. Holland
       ---------------------    -------------------------------------
                                Jim D. Holland
                                Senior Vice President,
                                Chief Financial Officer & Treasurer


                                   -19 of 19-