Form 10-K
period 1999-12-31
CMI CORP
filed 2000-04-14
CIK 21157

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           (x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 1999

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the Voting Class A Common Stock (Class A Common Stock) and the Voting Common Stock (Common Stock) held by non-affiliates of the registrant on April 7, 2000 was $51,297,524.

     The number of shares of the registrant outstanding on April 7, 2000 was 21,690,886 shares of Class A Common Stock and 602 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Documents                                Form 10-K Reference
                    ---------                                -------------------

Proxy Statement for the 2000 Annual Meeting of Shareholders        Part III

                                CMI CORPORATION
                                   FORM 10-K

                               December 31, 1999

                               TABLE OF CONTENTS

          PART I                                                           PAGE

Item 1.          Business................................................     3

Item 2.          Properties..............................................     9

Item 3.          Legal Proceedings.......................................    10

Item 4.          Submission of Matters to a Vote of Security Holders.....    11

          PART II

Item 5.          Market for the Registrant's Common Stock and
                 Related Shareholder Matters.............................    11

Item 6.          Selected Financial Data.................................    12

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    13

Item 7A.         Quantitative and Qualitative Disclosures About
                 Market Risk.............................................    18

Item 8.          Financial Statements and Supplementary Data.............    20

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................    44

          PART III

Items 10.-13     All Items are Incorporated by Reference to the Company's
                 Proxy Statement for the 2000 Annual Meeting of
                 Shareholders............................................    44

          PART IV

Item 14.         Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K.................................    44

          SIGNATURES.....................................................    46

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

                                     PART I
Item 1.  Business
         --------

(a)  General Development of Business
     -------------------------------

Unless the context requires otherwise, as used herein, the term "Company" and "CMI" means CMI Corporation and its consolidated subsidiaries. Information regarding 1999 business developments is located in Item 1(c).

(b)  Financial Information About Operating Segments
     ----------------------------------------------

The Company primarily operates in the road and heavy construction industry and information regarding this and other products is located in Item 1(c). The Company's operating segments are defined by operating locations. See note 12 of the Notes to Consolidated Financial Statements (Item 8).

(c)  Narrative Description of Business
     ---------------------------------

CMI was organized in 1926. Since 1964, the Company has manufactured and marketed a wide variety of equipment for the road building and heavy construction industry. These products are divided into two primary categories: mobile equipment and materials processing equipment. Regarding mobile equipment, the Company is an industry leader in the design and manufacture of automated machines for the construction and maintenance of highways, city streets, airport runways, county roads, bridges, and parking lots. The Company's mobile equipment includes concrete pavers; machines for concrete placing and spreading, finishing, texturing, and curing; pavement profiling machines; pavement reclaimers; automated fine grading, materials spreading and placing equipment; soil stabilizers and soil compacting machines; trailers used by the construction and mining industries; industrial scales; and bridge and canal paving equipment. The Company's materials processing equipment includes a wide variety of paving material production plants for the manufacture of both hot mix asphalt and concrete pavements. The Company also makes plants that recycle old pavements and thermal systems for remediating contaminated soils and sanitizing medical waste. Waste industry products included in materials processing equipment include municipal landfill compactors and industrial and green waste grinding machines. The Company has won market recognition by producing products emphasizing recycling and energy conservation.

During 1999, the Company completed the Swisher Training Center, a 17,500 square foot ultra-modern facility to be used for customer training. The number one problem identified in surveys of our customer base has been the lack of qualified, trained machinery operators and mechanics for them to hire. The Swisher Training Center provides hands-on training in the operation and maintenance of all equipment manufactured by the Company.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Also during 1999, the Company opened a prototype regional aftermarket center in Oklahoma City. The 87,000 square foot facility combines the Company's parts, machine rebuild and used equipment sales under a single operation. Using the Oklahoma City facility as a model, the Company plans to open similar facilities to serve key market geographic areas.

During the fourth quarter of 1999, the Company expanded its product offerings with the acquisition of Drion Constructie B. V. B. A., Ogplabbeek, Belgium, a manufacturer of a high-tech line of midrange concrete slipform pavers. These newly designed pavers feature patented technology that permits fast adjustment to paving width, reducing the field requirement for such changes from hours, to just minutes. This capability brings significant cost savings and is of greatest importance on smaller paving jobs like city streets, highway lane and ramp additions and parking lots. These are market areas where heretofore CMI has not played a leadership role. The Company is currently building these new pavers in Europe. During 2000 the Company will also begin manufacturing the Drion pavers in the United States.

Also during the fourth quarter 1999 the Company announced an agreement to acquire the R. M. Barton Co., Inc. of Oklahoma City, Oklahoma. The Barton acquisition was completed during the first quarter of 2000. Barton brings to CMI, a line of small utility sized pavement profilers and pavement and base reclaiming machines. The Barton machines are targeted to government and support equipment markets that have not been served by CMI in recent years. Barton also brings an important parts business to CMI specializing in equipping profiling and reclaiming contractors with replacement drums. Barton replacement drums fit well with the Company's goal to build a stronger aftermarket business.

Additional information regarding the Company's operating segments, including the products produced by its segments, is contained in note 12 of the Notes to Consolidated Financial Statements (Item 8).

The largest single impactor of Company business is the United States national highway construction program, which is funded in multiyear blocks. The current program, TEA-21 (Transportation Equity Act for the 21/st/ Century) began October 1, 1998 and extends through September 30, 2003. TEA-21 provides $175 billion, of its total $217 billion funding, for highway construction and rehabilitation for the five-year period, an increase of 43 percent over the previous six-year program. A significant addition to the current program sets mandatory funding levels and guarantees all additional revenues of the Federal Highway Trust Fund. Regardless of this possible additional funding, the mandatory funding levels are having a strong, favorable impact upon our customers, who now can plan and prepare for an extended period of market expansion. Provisions of TEA-21 favor the recycling of worn pavement materials. The Company has been a leader in providing equipment for pavement recycling.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Principal product information is as follows:

  Hot Mix Asphalt Production Systems
  ----------------------------------

  The Company manufactures and markets, primarily in North America, a wide variety of portable and stationary hot mix asphalt production and recycling plants including batch plants and parallel and counter-flow continuous mix drum plants.

  The Company's most popular plants are marketed under the trade name "TRIPLE-DRUM." Production tests show that this plant has superior heat transfer performance compared to other counter-flow plant designs, especially for recycle operations. The ease with which TRIPLE-DRUMs are passing tough exhaust emissions standards with high production rates, even under adverse production conditions, has been noticed by the industry and is resulting in stronger sales.

  The Company manufactures the entire plant system including components for aggregate feeding, liquid asphalt cement and additive metering, material mixing and heating, finished material storage and truck loading, exhaust cleaning and computerized control packages for operating the complete system.

  Concrete Plants
  ---------------

  The Company's concrete batching plants are manufactured and marketed by CMI Johnson/Ross, with plants in Champaign, Illinois and Brownwood, Texas. The Company offers the industry's largest range of ready-mix and central-mix plants. The Company is the world leader in providing large mass pour plants for dams, power plants, and other giant concrete facilities.

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

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================


Pavement Profiling Equipment
----------------------------

The Company introduced the industry's first dedicated pavement milling machine in 1976. Since that time, the Company's line of "ROTO-MILL" Pavement Profilers has set the standards for the fast developing pavement restoration and recycling market. The Company offers a wide range of models from small utility machines to the PR-1200, the world's largest pavement profiling machine.
Current models include the PR-500C and PR-525-7 half lane width models; the PR-800-7/12, half to full lane width models; the PR-1050 and PR-1200, full lane width machines; and new utility rubber tire models from Barton. Several mid-size and larger ROTO-MILL models have been configured for surface mining. The Company is gauging customer acceptance of these units and plans to further refine models for mining use and take appropriate marketing steps to build product awareness and sales.

Reclaiming/Stabilizing Equipment
--------------------------------

The Company's popular road reclamation and soil stabilization machines, beginning with the RS-500 introduced in 1991, have had excellent market acceptance. Now marketed under the trade name ROTO-MIXER the productivity and versatility of these machines have created new work classifications for recycling pavements; and have dramatically increased the productivity of traditional stabilization and recycling methods. Current models include the RS-425, RS-450, RS-500B, RS-650, and RS-800. New utility sized models from Barton are also being added to the reclaimer/stabilizer line.

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

Waste, Construction and Demolition Equipment
--------------------------------------------

The Company's TRASHMASTER landfill compactors enjoy strong market acceptance. Their unique design offers full width compaction resulting in 10% to 15% greater landfill densities over conventional waste compactors. The Company also offers three green-waste and heavy materials grinding models that are sold to the timber, landscaping, construction, demolition and waste recycling industries. The Company's grinders have patented features that provide excellent productivity and minimal downtime.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

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

Marketing and Distribution.  The Company's construction equipment is sold
--------------------------
directly to end users and through independent dealers. The Company's scale and trailer products are sold through independent dealers. All products are sold in the United States and in foreign markets, except for weighing equipment and products manufactured by the Load King Division which are sold primarily in the United States. During March 1999, the Company exhibited at ConExpo in Las Vegas, Nevada. The Company's display was the largest single display in the show. Attendance was excellent and the Company's products were well received. ConExpo is held every three years and is sponsored by the Construction Industry Manufacturers Association, of which the Company is an active member. Backlog for the Company's products was $77 million at December 31, 1999 compared to $68 million at December 31, 1998.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Sources and Availability of Raw Materials.  The principal component parts used
-----------------------------------------
in the Company's manufacturing of its road building and heavy construction equipment that are supplied by others include gas and diesel engines, hydraulic cylinders, tires, bearings, and raw steel. The Company has not experienced any delays in deliveries of component parts or received inferior component parts that have adversely affected its business. In addition, the Company purchases many of these components from a variety of outside suppliers and believes that alternate sources of supply exist for substantially all items.

Importance of Patents.  The Company has obtained patent protection on certain
---------------------
components and features incorporated into its products, which patents expire on various dates. The Company's patents, together with licenses under patents owned by others, are considered by the Company to be adequate for the conduct of its business.

Seasonal Nature of the Business.  The Company's business is seasonal in nature
-------------------------------
and precedes the months in which highway and road construction and restoration generally occur. A large portion of the Company's orders for its products are received in the months of November through July, with heavy shipments occurring in the months of March through August.

Practices Relating to Working Capital.  Generally, the Company recognizes
-------------------------------------
revenue when sales transactions are completed, which is when products are shipped or title has transferred to the customer. The Company is contemplating changing its business practices and contracts to allow percentage-of-completion accounting with respect to recognizing revenue for its asphalt and large concrete plants in the first half of 2000. Sales generally require a down payment or trade allowance and are due within normal trade terms. The Company also sells certain products under installment sales contracts. Inventories are carried in proportion to customer requirements and fluctuate in relation to the seasonal nature of the Company's business.

Dependence Upon a Single Customer or a Few Customers.  The Company is not
----------------------------------------------------
dependent on any single customer or group of customers.

Competitive Conditions.  The Company is one of the largest producers of road
----------------------
building and heavy construction equipment in the United States. The Company has won substantial market recognition in the pavement maintenance and construction industry by producing products emphasizing recycling and energy conservation. The Company also has received market recognition for the quality and productivity of its equipment and believes improvements can be made in aftermarket services (i.e. parts availability and services). Numerous companies produce equipment with similar features and the construction equipment market remains competitive. Competition is based primarily on price, product quality, financing, productivity, quality of construction, service, and availability of replacement parts.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

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

Employees.  The Company had approximately 1,891 employees as of December 31,
----------
1999.

(d)  Financial Information About Geographic Areas
     --------------------------------------------

Information regarding revenues from external customers in different geographical areas is as follows (dollars in thousands):

                                                  1999     1998     1997
                                                --------  -------  -------
   United States                                $197,482  177,402  132,865

   North and Central America, other than the
       United States                               6,300   15,322    8,043

   South America                                   2,082      962    6,764

   Asia                                            7,102    8,173    3,954

   Australia                                         149    1,740    1,453

   Europe                                          1,009    2,055      928

   Other regions                                     401       32        7
                                                --------  -------  -------

       Total net revenues                       $214,525  205,686  154,014
                                                ========  =======  =======

Sales of Company products outside the United States are denominated in U.S. dollars. International sales are generally secured by letters of credit from financial institutions to reduce credit risk. Additional information about the Company's operating segments is incorporated by reference from note 12 of the Notes to Consolidated Financial Statements (Item 8).

Item 2. Properties
        ----------

The Company has total plant, office, and warehouse areas of approximately 939,000 square feet, which are located in four states.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

The largest manufacturing plant (utilized by the Company's Oklahoma City operating segment), including the corporate headquarters and training facility, has approximately 635,000 square feet and is located in Oklahoma City, Oklahoma. The Company's aftermarket division leases approximately 87,000 square feet of warehouse and office space in Oklahoma City. Other principal manufacturing plants and offices owned by the Company, aggregating approximately 304,000 square feet, are located in South Dakota, Texas, and Iowa. The Company also leases approximately 95,000 square feet of manufacturing and office space located in Illinois. These facilities are adequate for the current and expected near future operations of the Company.

In addition, the Company owns 110 acres of land in Tennessee currently being held for sale.

Item 3. Legal Proceedings
        -----------------

As previously disclosed, on November 22, 1995, a Chicago law firm, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company. In March 2000 this case was settled. The effects of the settlement are reflected in the Company's financial statements at December 31, 1999.

Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing Cedarapids' patent. Cedarapids subsequently filed a counterclaim against the Company and is seeking damages in excess of $43 million, alleging that the Company's patented Triple Drum Mixer product design infringes on a patent held by Cedarapids. In January 1997, the District Court issued an order staying this lawsuit pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor. In July 1999, the court granted Cedarapids' motion for partial summary judgement, and ruled that the Company's Triple Drum Mixer product design literally infringes certain claims of the Cedarapids' patent. The court's judgement is limited to the issue of infringement and not the issue of validity. The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. The Company has, at the court's invitation, filed a motion for summary judgement on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The Company anticipates this lawsuit going to trial in April 2000.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

In September 1998, Cedarapids filed a separate suit against the Company in the
U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million. The Company intends to vigorously defend both lawsuits involving Cedarapids. No reserve has been established for these cases as of December 31, 1999.

There are other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary matters incidental to the normal business conducted by the Company. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such other proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote by the security holders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
        ------------------------------------------------------------------------

Principal Market and Stock Prices:
----------------------------------

The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CMI." The closing market price for the Company's Class A Common Stock on April 7, 2000, was $4.44. The number of holders of record of the Company's Class A Common Stock and Common Stock at March 31, 2000 was 1,434 and 32, respectively. The table below presents the high and low market prices for the Company's Class A Common Stock for each three month period in 1999 and 1998. The following information was obtained from the monthly market statistics report prepared by the New York Stock Exchange.

                                    1999                       1998
                         -------------------------  -------------------------
                          3/31  6/30   9/30  12/31   3/31   6/30  9/30  12/31
                         -----  ----  -----  -----  -----  -----  ----  -----
Class A Common Stock:
     High                $7.88  9.69  12.38   8.69  $7.13  10.00  9.31   9.38
     Low                  6.25  6.63   6.56   6.25   4.56   6.25  5.75   5.31

Dividend Information:
--------------------

From December 1996 until September 1999, the Company paid a quarterly dividend of one cent per common share. On November 9, 1999, the Company announced a 50% increase in its 1999 fourth quarter cash dividend from 1 cent to 1.5 cents per share. This dividend was paid on December 1, 1999. On November 9, 1999, the Company also announced its intention to begin paying dividends on a semi-annual, rather than quarterly, basis.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Recent Sales of Unregistered Securities:
----------------------------------------

On October 29, 1999, the Company issued 57,143 shares of Class A Common Stock to Nelly Drion as part of the consideration paid for the capital stock of Drion Constructie B. V. B. A. This sale was exempt from registration under Section 4
(2) of the Securities Act of 1933, no public offering being involved.

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

Five-Year Selected Financial Data - (dollars in thousands, except per share data)

                                     1999     1998     1997     1996     1995
                                   --------  -------  -------  -------  -------
Net revenues                       $214,525  205,686  154,014  138,788  130,578

Operating earnings                    9,576   13,890    6,746   10,987   11,743

Net earnings (1)                      2,489    6,217    3,165    5,461   17,501

Earnings per common share -
    diluted (1)                         .11      .29      .15      .25      .82

Total assets (2)                    215,475  189,711  144,428  113,454  109,219

Long-term debt and redeemable
    preferred stock (2)              94,497   77,049   49,274   34,103   27,628

Cash dividends per common share    $   .045      .04      .04      .01        -

 (1) Included in 1995 net earnings are deferred tax benefits of approximately $8.8 million relating to previously unrecognized tax benefits related to Statement of Financial Accounting Standards No. 109.

 (2) Total assets and long-term debt for 1997 reflects the impact of acquisitions of businesses (See Notes to Consolidated Financial Statements,
     Item 8). The acquisitions did not have a material impact on net revenues, operating earnings or net earnings in 1997.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------

The Company's $30 million unsecured senior notes issued in September 1996 mature from September 2000 to September 2006. The Company amended its revolving line of credit agreement on October 29, 1999 and February 3, 2000 increasing the line from $60 million to $100 million. As of December 31, 1999, the Company had utilized $65 million of the unsecured revolving line of credit. As of March 31, 2000, the Company had utilized $82 million of the unsecured revolving line of credit. The revolving line of credit matures September 30, 2001. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due. For the year ended December 31, 1999, the Company was not in compliance with one debt covenant related to the $30 million unsecured senior notes and one debt covenant related to its revolving line of credit. Both covenants are determined quarterly based on the trailing four quarters ending on each determination date. The Company has obtained waivers from the lenders as of December 31, 1999 waiving noncompliance through March 31, 2000 and expects to meet the financial covenants at future determination dates.

The Company maintains a fleet financing agreement with a third party lender related to the rental of finished products to customers. Generally, these financings range from three months to three years and are secured by the specific finished product. These financing arrangements provide the Company with additional short-term working capital and the ability to offer more attractive financing to its customers. The fleet financing agreement provides for interest at the prime rate. At December 31, 1999 and 1998, the Company had no outstanding obligations under this agreement.

The debt-to-total-capital percentage increased to 55.9% at December 31, 1999 compared to 50.4% at December 31, 1998. This increase is primarily the result of funding the increase in inventories at December 31, 1999. The Company's financing agreements should provide the Company with sufficient working capital to finance its operations, and to repay the portion of its borrowings that become due in 2000.

Other Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------------

The Company's current ratio at December 31, 1999 was 4.06:1 compared to 4.14:1 at December 31, 1998. Working capital increased to approximately $131.3 million at December 31, 1999 from $114.5 million at December 31, 1998. The increase in working capital is primarily the result of increased accounts receivable of $3.2 million and increased inventories of approximately $19.0 million, offset by an increase in current liabilities of approximately $6.5 million. The increase in inventories from December 31, 1998 is partially the result of approximately $14.3 million in sales orders which could not be

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

recognized as revenue at December 31, 1999 because the equipment had not left the Company's premises, was not complete and ready-to-ship, or other revenue recognition criteria had not been met. The Company expects to record these orders as sales in the first half of 2000 with the costs of the equipment sold reducing inventories.

Cash used in operating activities was $12.0 million for the year ended December 31, 1999, compared to cash used in operating activities of $7.8 million for the year ended December 31, 1998. This significant increase in cash used in operating activities is primarily attributed to the increased investment in inventories. Financing activities for the year ended December 31, 1999 provided $20.9 million, which included $22.0 million of net borrowings from the Company's revolving line of credit. These additional borrowings were used primarily to fund the increase in inventories.

Capital expenditures and acquisitions for 1999 were $7.1 million, a decrease of $6.2 million from the prior year. Capital expenditures consisted primarily of computer software and hardware, construction of a new training facility in Oklahoma City and equipment for use in manufacturing facilities. Capital expenditures for 2000 are budgeted at $5.6 million. Capital expenditures are financed using internally generated funds and debt.

On November 9, 1999 the Company announced a 50 percent increase in its fourth quarter cash dividend from 1 cent to 1.5 cents per share. The dividend was paid on December 1, 1999. The Company has paid a quarterly dividend each quarter since December 1996. The Company's Board of Director's intends to begin paying regular semi-annual dividends in 2000.

Results of Operations
---------------------

Years ended December 31, 1999 and 1998. Revenues increased 4.3% to $214.5 million for the year ended December 31, 1999 from $205.7 million for the year ended December 31, 1998. The revenue increase for the year ended December 31, 1999 was primarily generated through asphalt plants and concrete paving and trimming products. The reclaimers/stabilizers and soil remediation lines increased, but were offset by decreases in the compactor and grinder lines. Revenues were also negatively impacted by the strike which occurred at the Company's Load King Division in the first half of 1999.

The Company's international sales were $17.0 million in 1999 compared to $28.3 million in 1998, resulting in a decrease of approximately 40% from 1998. The Company's domestic sales were $197.5 million in 1999 and $177.4 million in 1998, an increase of approximately 11%. Excluding the impact of the decrease in Canadian sales, foreign revenues declined 9.4%. The road building and reconstruction program declined significantly in Canada due to an election year spending freeze and a generally depressed economy across the country. International revenues as a percentage of the Company's total revenues were 8.0% in 1999 and 13.8% in 1998.

The Company is contemplating changing its business practices and contracts to allow percentage-of-completion accounting with respect to recognizing revenue for its asphalt and large concrete plants in the first half of 2000.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Gross margin, as a percentage of net revenues, was 25.8% for the year ended December 31, 1999, down slightly from 26.0% for the year ended December 31, 1998.

Marketing and administrative expenses increased $6.9 million in 1999. As a percentage of net revenues, marketing and administrative expenses were 17.4% in 1999 compared to 14.8% in 1998. The primary factors contributing to the increase in marketing and administrative expenses were: (1) costs of approximately $350,000 incurred in connection with the Company's restructuring of its Oklahoma City manufacturing operations, (2) costs of $785,000 related to the Company's participation in the trienniel CONEXPO-CONAGG tradeshow in Las Vegas, (3) outside consulting fees of $794,000 to evaluate and improve the Company's manufacturing processes, production efficiencies, and sales and marketing operations, with the goal of overhauling the Company's overall business structure, (4) $358,000 for executive moving and relocation costs, (5) settlement of two long-standing litigation matters, (6) the termination of a potential acquisition for which the Company had incurred due diligence costs of approximately $368,000, and (7) overall higher business volume.

Engineering and product development expense increased $477,000 in 1999. As a percentage of net revenues, engineering and product development expenses were 3.9% percent in 1999 compared to 3.8% in 1998.

Product line relocation costs for the year ended December 31, 1998 were $1.4 million. These costs were incurred by the Company to move the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. in Milwaukee, Wisconsin to our Oklahoma City facility in the first and second quarters of 1998.

Interest expense increased $1.6 million from the prior year. The Company's effective interest rate was approximately 7.29% in 1999 compared to approximately 7.87% in 1998. The increase in interest expense is due to additional borrowings on the Company's revolving line of credit primarily for capital expenditures and increased working capital requirements, primarily inventories, for the year ended December 31, 1999.

Income tax expense was $1.5 million in 1999 compared to $3.6 million in 1998. The Company's effective tax rates in 1999 and 1998 were 37.8% and 36.9%, respectively. Excluding losses of the Company's foreign subsidiaries, the Company's effective tax rate was 36.5% in both 1999 and 1998. The effective rate of 36.5% differs from the statutory federal rate of 35% primarily due to state income taxes.

Net earnings were $2.5 million in 1999 compared to $6.2 million in 1998, or 11 cents per diluted share for 1999 compared to 29 cents per diluted share for 1998. Net earnings were negatively impacted due to $14.3 million in asphalt plant orders at December 31, 1999 that could not be recognized as revenues in 1999 because the equipment had not left the Company's premises, was not complete and ready-to-ship, or other revenue recognition criteria had not been met. The Company expects to record these orders as sales in the first half of 2000.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

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

The Company's international sales were $28.3 million in 1998 compared to $21.1 million in 1997, resulting in an increase of approximately 34% from 1997. The Company's domestic sales were $177.4 million in 1998 and $132.9 million in 1997, an increase of approximately 33%. The increase in net revenues both internationally and domestically was primarily attributable to acquisitions completed during the fourth quarter of 1997.

The increase in international revenues from 1997 was primarily attributed to North and Central America (other than the United States) and Asia, offset by a decrease in South America. International revenues as a percentage of the Company's total revenues were 13.8% in 1998 and 13.7% in 1997.

Gross margin, as a percentage of net revenues, was 26.0% for the year ended December 31, 1998, up from 25.2% for the year ended December 31, 1997. The Company improved its gross margins quarter over quarter during 1998.

Marketing and administrative expenses increased $5.0 million in 1998. The majority of the increased expenses are the result of marketing efforts related to the newly acquired operations. As a percentage of net revenues, marketing and administrative expenses were 14.8% in 1998 compared to 16.5% in 1997.

Engineering and product development expense increased $1.2 million in 1998. The Company's increased expenses were the result of newly acquired operations and increased product development. During 1998, the Company introduced the RS-450, a higher production road reclaimer and soil stabilization machine for governmental and smaller project markets. Also, the Company substantially completed the design of a Medical Waste Grinder for the health care industry. As a percentage of net revenues, engineering and product development expenses were 3.8% percent in 1998 compared to 4.3% in 1997.

Product line relocation costs for the year ended December 31, 1998 were $1.4 million. These costs were incurred by the Company to move the landfill and embankment compactor and material reduction grinder product lines from Rexworks, Inc. in Milwaukee, Wisconsin to our Oklahoma City facility in the first and second quarters of 1998.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Interest expense increased $2.1 million from the prior year. The Company's effective interest rate was approximately 7.87% in 1998 compared to approximately 8.22% in 1997. The increase in interest expense was due to additional borrowings on the Company's revolving line of credit primarily for the acquisitions completed during the fourth quarter of 1997, capital expenditures and increased working capital requirements, primarily inventories, for the year ended December 31, 1998.

Income tax expense was $3.6 million in 1998 compared to $2.0 million in 1997. The Company's effective tax rates in 1998 and 1997 were 36.9% and 39.1%, respectively. Excluding losses of the Company's foreign subsidiary, the Company's effective tax rate was 36.5% in both 1998 and 1997. The effective rate of 36.5% differed from the statutory federal rate of 35% primarily due to state income taxes.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin: No. 101 - "Revenue Recognition in Financial Statements," SAB 101. SAB 101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet determined the impact on its financial position or results of operations of adopting SAB 101 in the second quarter of 2000, which will be accomplished through a cumulative effect adjustment determined as of January 1, 2000.

The Company's normal terms of sale of its asphalt plants include an obligation to assist customers by providing servicemen at the customer site to assist in readying the plants for start-up. The Company understands the SEC staff is preparing a document to address significant implementation issues related to SAB
101. To the extent that SAB 101 ultimately changes revenue recognition practices, including those relative to "installment obligations," revenue from asphalt plant sales may be required to be recorded later than under current accounting policies of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 is not expected to materially impact the Company.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

Federal Highway Legislation
---------------------------

The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next four years. The Company's significant investment in capital improvements and plant modernization efforts should have the Company positioned to take advantage of the anticipated increased business as a result of this new legislation.

Forward-Looking Statements
--------------------------

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. As with any future event, there can be no assurance that the events described in forward-looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward-looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, highway funding, adverse weather conditions, general economic conditions and political changes both domestically and overseas.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates. The disclosures are not meant to be a precise indication of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides an indication of how the Company views and manages its ongoing market risk exposures.

CMI CORPORATION
FORM 10-K
December 31, 1999
================================================================================

At December 31, 1999, the Company had long-term debt outstanding of $99 million. Of this amount, $30 million bears interest at a fixed rate of 7.68%, and $4 million bears interest at fixed rates averaging approximately 8%. The remaining $65 million bears interest at variable rates. At the end of 1999 the rate was approximately 7.75%. The Company had $22 million more variable rate borrowings at December 31, 1999 than at December 31, 1998, and the average rate at which the variable rate borrowings accrue interest was 60 basis points (.60%) higher at the end of 1999 compared to 1998. A 10% increase in short-term interest rates on the variable rate debt outstanding at the end of 1999 would approximate 78 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $504,000 assuming December 31, 1999 borrowed amounts remain outstanding.

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

                       CMI CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

--------------------------------------------------------------------------------

                                                                       PAGE

Independent Auditors' Report.........................................    21


Consolidated Financial Statements
---------------------------------

 Consolidated Statements of Earnings
   Years ended December 31, 1999, 1998, and 1997.....................    22

 Consolidated Balance Sheets, December 31, 1999 and 1998.............    23

 Consolidated Statements of Changes in Common Stock and Other
   Capital, Years ended December 31, 1999, 1998, and 1997............    25

 Consolidated Statements of Cash Flows,
   Years ended December 31, 1999, 1998, and 1997.....................    26

 Notes to Consolidated Financial Statements,
   December 31, 1999, 1998, and 1997.................................    27

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMI Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                            KPMG LLP

Oklahoma City, Oklahoma
March 8, 2000, except as to
the last paragraph of note 3
and the first paragraph of
note 14, which are as of
March 30, 2000

                       CMI CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                 Years ended December 31, 1999, 1998, and 1997
                     (in thousands, except per share data)

================================================================================

                                            1999      1998      1997
                                          --------   -------   -------

Net revenues                              $214,525   205,686   154,014
                                          --------   -------   -------

Costs and expenses:
  Cost of goods sold                       159,264   152,116   115,172
  Marketing and administrative              37,392    30,445    25,450
  Engineering and product development        8,293     7,816     6,646
  Product line relocation costs                  -     1,419         -
                                          --------   -------   -------

                                           204,949   191,796   147,268
                                          --------   -------   -------

  Operating earnings                         9,576    13,890     6,746
                                          --------   -------   -------

Other expense (income):
  Interest expense                           6,573     5,000     2,906
  Interest income                             (980)     (934)   (1,351)
  Other, net                                   (18)      (35)       (4)
                                          --------   -------   -------

Earnings before income taxes                 4,001     9,859     5,195

Income tax expense                           1,512     3,642     2,030
                                          --------   -------   -------

Net earnings                              $  2,489     6,217     3,165
                                          ========   =======   =======

Share data:
  Weighted average outstanding common
  shares:
    Basic                                   21,566    21,523    21,225

    Diluted                                 21,805    21,660    21,318

  Net earnings per average outstanding
  common share:
    Basic                                     $.12       .29       .15
                                          ========   =======   =======

    Diluted                                   $.11       .29       .15
                                          ========   =======   =======

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                          December 31, 1999 and 1998
                            (dollars in thousands)

================================================================================

                        Assets                            1999     1998
                        ------                          --------  -------

Current assets:
  Cash and cash equivalents                             $ 12,681   11,954
  Receivables less allowance for doubtful accounts
     of $645 and $907 at December 31, 1999 and 1998,
     respectively                                         31,257   28,013
  Inventories:
     Finished equipment                                   43,124   37,409
     Work-in-process                                      20,212   14,189
     Raw materials and parts                              58,566   51,293
                                                        --------  -------
       Total inventories                                 121,902  102,891

  Other current assets                                       892      923
  Deferred tax asset                                       7,400    7,200
                                                        --------  -------
       Total current assets                              174,132  150,981
                                                        --------  -------

Property, plant, and equipment:
  Land                                                     2,109    2,109
  Buildings                                               18,600   16,870
  Machinery and equipment                                 48,204   49,725
  Other                                                    1,070      535
                                                        --------  -------
                                                          69,983   69,239
  Less accumulated depreciation and amortization          38,815   39,692
                                                        --------  -------
       Net property, plant, and equipment                 31,168   29,547

Long-term receivables                                        642      356

Marketable securities, at fair value                       1,417    1,605

Deferred tax asset                                           600    1,900

Other assets, principally patents and goodwill             7,516    5,322
                                                        --------  -------

       Total assets                                     $215,475  189,711
                                                        ========  =======

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                          December 31, 1999 and 1998
                            (dollars in thousands)

================================================================================

Liabilities, Common Stock and Other Capital
-------------------------------------------
                                                           1999    1998
                                                         -------  -------
Current liabilities:
  Current maturities of long-term debt                   $ 4,551      268
  Accounts payable                                        22,002   21,551
  Accrued liabilities                                     16,316   14,617
                                                         -------  -------
     Total current liabilities                            42,869   36,436
                                                         -------  -------

Long-term debt                                            94,497   77,049

Common stock and other capital:
  Common stock:
     Par value $.10; shares issued and outstanding
     - 602 at December 31, 1999 and 1998                       -        -
  Class A common stock:
     Par value $.10; shares issued and outstanding
     - 21,640,883 and 21,548,883 at December 31, 1999
     and 1998, respectively                                2,164    2,155
Additional paid-in capital                                50,610   50,057
Accumulated other comprehensive loss                        (197)       -
Retained earnings                                         25,532   24,014
                                                         -------  -------
                                                          78,109   76,226
Commitments and contingencies (notes 13 and 14)
                                                         -------  -------


  Total liabilities, common stock and other capital     $215,475  189,711
                                                         =======  =======


See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Changes in Common Stock and Other Capital

                 Years ended December 31, 1999, 1998, and 1997
                                (in thousands)
================================================================================



                                                                               Accumulated
                                Class A Common Stock   Additional                 Other
                                ---------------------    Paid-in    Treasury   Comprehensive Retained
                                  Shares     Amount      Capital      Stock        Loss      Earnings     Total
                                ----------  ---------  -----------  ---------  ------------  ---------  ---------

Balance December 31,
 1996                              20,467      $2,047     $46,112       $  -         $   -    $16,344    $64,503

Net earnings                            -           -           -          -             -      3,165      3,165

Purchase of treasury
 stock                                  -           -           -        (32)            -          -        (32)

Dividends paid, common
 stock ($.04 per share)                 -           -           -          -             -       (851)      (851)

Common stock issued                    75           8         367          -             -          -        375

Exercise of stock
 warrants                             600          60       2,190          -             -          -      2,250

Exercise of stock
 options                              364          36       1,147          -             -          -      1,183
                                ---------   ---------  ----------   --------   -----------   --------    -------

Balance December 31,
 1997                              21,506      $2,151     $49,816       $(32)            -    $18,658    $70,593

Net earnings                            -           -           -          -             -      6,217      6,217

Retirement of treasury
 stock                                 (6)          -         (32)        32             -          -          -

Exercise of stock
 options                               49           4         273          -             -          -        277

Dividends paid, common
 stock ($.04 per share)                 -           -           -          -             -       (861)      (861)
                                ---------   ---------  ----------   --------   -----------   --------    -------

Balance December 31,
 1998                              21,549      $2,155     $50,057       $  -             -    $24,014    $76,226

Net earnings                            -           -           -          -             -      2,489      2,489

Unrealized loss on available
 for sale securities, net
 of tax benefit of $113                 -           -           -          -          (197)         -       (197)
                                                                                                         -------

Comprehensive income                                                                                     $ 2,292

Retirement of voting
 common stock                           -           -          (1)         -             -          -         (1)

Exercise of stock
 options                               35           3         160          -             -          -        163

Common stock issued                    57           6         394          -             -          -        400

Dividends paid,
 common stock
 ($.045 per share)                      -           -           -          -             -       (971)      (971)
                                ---------   ---------  ----------   --------   -----------   --------    -------

Balance December 31,
 1999                              21,641      $2,164     $50,610       $  -         $(197)   $25,532    $78,109
                                =========   =========  ==========   ========   ===========   ========    =======

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1999, 1998, and 1997
                            (dollars in thousands)
================================================================================

                                                        1999      1998     1997
                                                      ---------  -------  -------
Operating activities:
 Net earnings                                         $  2,489    6,217    3,165
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
   Depreciation                                          3,995    2,944    2,527
   Amortization                                            326      300       47
   Gain on sale of assets                                  (18)     (36)      (4)
   Change in assets and liabilities net of effects
   of acquisitions of businesses:
     Receivables                                        (3,008)  (1,096)  (1,645)
     Inventories                                       (18,799) (34,220)     532
     Other current assets                                   31     (344)    (249)
     Accounts payable                                      286    6,896    5,414
     Accrued liabilities                                 1,563    4,970     (203)
     Deferred tax asset                                  1,213    3,100    2,343
     Long-term receivables                                (286)   2,153   (2,157)
     Other non-current assets                              209    1,348   (1,275)
                                                      --------   ------   ------
      Net cash and cash equivalents provided by
       (used in) operating activities                  (11,999)  (7,768)   8,495
                                                      --------   ------   ------

Investing activities:
 Proceeds from sale of assets                              119      305      113
 Capital expenditures                                   (5,717) (13,309)  (5,259)
 Purchases of marketable securities                       (122)    (107)     (80)
 Cash paid for acquisitions of businesses               (1,405)       -  (19,876)
 Cash paid to defend patent                             (1,072)       -        -
                                                      --------   ------   ------
      Net cash and cash equivalents used in
       investing activities                             (8,197) (13,111) (25,102)
                                                      --------   ------   ------

Financing activities:
 Payments on long-term debt                               (269)    (216)  (1,052)
 Net borrowings on revolving credit note                22,000   28,000   15,000
 Proceeds from stock options exercised                     163      277    1,183
 Proceeds from stock warrants exercised                      -        -    2,250
 Payment of common stock dividends                        (971)    (861)    (851)
 Purchase of treasury stock                                  -        -      (32)
                                                      --------   ------   ------
      Net cash and cash equivalents provided by
       financing activities                             20,923   27,200   16,498
                                                      --------   ------   ------
Increase (decrease) in cash and cash equivalents           727    6,321     (109)

Cash and cash equivalents at beginning of year          11,954    5,633    5,742
                                                      --------   ------   ------
Cash and cash equivalents at end of year              $ 12,681   11,954    5,633
                                                      ========   ======   ======

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997
================================================================================

(1)  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------

     Description of Business
     -----------------------
     Since 1964, CMI Corporation and its subsidiaries (the Company) have manufactured and marketed equipment for the road and heavy construction industry. The Company's construction equipment has a wide variety of uses in the maintenance, construction, paving, and resurfacing of highways, city streets, parking lots, airport runways, tunnels, and bridges. With the acquisition discussed in note 2, the Company entered the landfill compaction industry and significantly expanded its product line offering for industrial grinders which are utilized in numerous industries, including the road and heavy construction industry. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

     Reclassifications
     -----------------
     Certain reclassifications have been made to the prior periods to conform to the 1999 presentation.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers cash equivalents with original maturities of less than three months to be cash equivalents.

     Business and Credit Concentrations
     ----------------------------------
     The Company's customers are not concentrated in any specific geographic region, but are concentrated in the road and heavy construction business. No single customer accounted for a significant amount of the Company's sales, and there were no significant accounts receivables from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. To reduce credit risk, the Company generally requires a down payment on large equipment orders, and international sales are generally secured by letters of credit from commercial banks.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     The Company had short-term notes receivable and sales-type lease payments due from customers included in accounts receivable of approximately $3,440,000 and $1,771,000 at December 31, 1999 and 1998, respectively.

     Inventories
     -----------
     Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead which are related to the purchase and production of inventories.

     Property, Plant, and Equipment
     ------------------------------
     Property, plant, and equipment, stated at cost or the present value of minimum lease payments for assets under capital leases, are depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for buildings, machinery and equipment, and other property, plant, and equipment range from 15 to 33, 3 to 15, and 2 to 10 years, respectively. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

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

     Other Assets
     ------------
     Other assets include loan acquisition costs, patents and other intangible assets. Loan acquisition and patent costs are being amortized on a straight-line basis over the life of the related loan agreement or patent. Also included in other assets is the excess of acquisition costs over the fair value of net assets acquired (goodwill). Goodwill is being amortized on a straight-line basis over fifteen years. Accumulated amortization for goodwill was $505,000 and $253,000 at December 31, 1999 and 1998,
     respectively. Intangible assets are evaluated periodically and, if conditions warrant, an impairment valuation allowance is provided.

     Revenue Recognition
     -------------------
     Revenue is recognized when sales transactions are completed, which is when products are shipped or title has transferred to the customer. At the customer's request, the Company also enters into certain bill and hold transactions whereby title transfers to the customer, but the goods do not ship until a later date. The Company recognizes revenue under bill and hold transactions when products are complete, ready-to-ship, and all performance obligations have been met.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     In the fourth quarter of 1999, the Company modified its revenue recognition policy with respect to sales of asphalt plants under bill and hold criteria. The Company's normal terms of sale of its asphalt plants include an obligation to assist customers by providing servicemen at the customer site to assist in readying the plants for start-up. The Company modified its policy to not recognize revenue for completed asphalt plants which were not shipped at the customer's request, until the make-ready obligation was complete. Prior year results would not have been materially affected by the change, and accordingly, were not restated. Previously reported 1999 quarterly results were restated to reflect this change and other adjustments (see note 10).

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

     Stock Options
     -------------
     Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, the Company records expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options with a vesting period, the expense is recognized over the vesting period. The Company has not recognized any expense for the periods ended December 31, 1999, 1998 and 1997.

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

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     Fair Value of Financial Instruments
     -----------------------------------
     The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of investments approximates fair market value. The carrying amount of long-term debt is approximately $99.1 million and $77.3 million and the estimated fair value is $98.0 million and $77.3 million at December 31, 1999 and 1998, respectively. The estimated fair valve of debt is based on borrowing rates currently available with similar terms and average maturities.

     Marketable Securities
     ---------------------
     The Company classifies its marketable securities as available for sale.
     The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities, net of tax, recorded as accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. There were no realized gains in 1999, 1998 or 1997.

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

     The following table reconciles weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share for the years 1999, 1998 and 1997 (dollars in thousands, except per share data):

                                              Year ended December 31
                                              ----------------------
                                               1999    1998    1997
                                              ------  ------  ------

Weighted average number of common
  shares outstanding - basic                  21,566  21,523  21,225

Dilutive effect of potential common shares
  issuable upon exercise of employee
  stock options                                  239     137      93
                                              ------  ------  ------

Weighted average number of common
  shares outstanding - diluted                21,805  21,660  21,318
                                              ======  ======  ======

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     Comprehensive Income
     --------------------
     In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings and the net unrealized gains or losses on available for sale marketable securities and is presented in the consolidated statement of changes in common stock and other capital.

     Impact of Recently Issued Accounting Standards Not Yet Adopted
     --------------------------------------------------------------
     In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin: No. 101 - "Revenue Recognition in Financial Statements," SAB 101. SAB 101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet determined the impact on its financial position or results of operations of adopting SAB 101 in the second quarter of 2000, which will be accomplished through a cumulative effect adjustment determined as of January 1, 2000.

     The Company's normal terms of sale of its asphalt plants include an obligation to assist customers by providing servicemen at the customer site to assist in readying the plants for start-up. The Company understands the SEC staff is preparing a document to address significant implementation issues related to SAB 101. To the extent that SAB 101 ultimately changes revenue recognition practices, including those relative to "installment obligations," revenue from asphalt plant sales may be required to be recorded later than under current accounting policies of the Company.

(2)  Acquisition of Businesses and Product Lines
     -------------------------------------------
     In October 1999 the Company acquired all of the outstanding stock of Drion Constructie B. V. B. A. (Drion) for approximately $1.4 million in cash, 57,143 shares of the Company's Class A Common Stock (valued at $400,000), and the assumption of approximately $300,000 in liabilities. The purchase price was allocated to the assets acquired based on their estimated fair values and resulted in goodwill and other intangible assets of approximately $1.5 million. Drion did not have significant operations during 1999 and 1998, and on a pro forma basis, assuming the acquisition occurred on January 1, 1998, the impact to earnings would not have been material.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     On December 17, 1997, the Company acquired substantially all of the assets of Rexworks, Inc.'s TRASHMASTER Landfill compaction product line and the materials grinding line for approximately $20.5 million which included assumption of certain liabilities related to the product lines. The purchase price was allocated to the assets acquired based on their estimated fair values, and approximately $16 million was allocated to receivables and inventory. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $3.8 million and is being amortized on a straight-line basis over 15 years. The Company moved the production of these product lines to its principal manufacturing location in 1998. The costs associated with integration were approximately $1.4 million and were expensed as incurred.

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

(3)  Long-Term Debt and Notes Payable
     --------------------------------
     Long-term debt and notes payable at December 31 are summarized as follows (dollars in thousands):

                                                                1999    1998
                                                                ----    ----
     Series A Senior Notes, unsecured, with interest at
     7.68%, due from September 2000 to September 2006         $30,000  30,000

     Revolving line of credit, unsecured, with weighted
     average interest of 7.75% at December 31, 1999 and
     7.15% at  December 31, 1998, due September 2001           65,000  43,000

     4.4% to 8.25% (8.1% weighted average rate) fixed rate
     bonds, collateralized by a first security interest
     in certain real property, due September 2010               3,682   3,895

     Lease-purchase obligations and notes payable due
     through September 2008, with interest from 6.25% to
     10.25%, collateralized by certain buildings and
     equipment                                                    366     422
                                                              -------  ------

                                                               99,048  77,317

     Less current maturities of long-term debt                  4,551     268
                                                              -------  ------

                                                              $94,497  77,049
                                                              =======  ======

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     In September 1996, the Company completed a $30 million private placement of unsecured Series A Senior Notes and established an unsecured revolving line of credit. A portion of the proceeds from the senior notes was used to retire higher-interest debt and to redeem the Company's preferred stock. The Company amended its revolving line of credit agreement on October 29, 1999, increasing borrowing capacity from $60 million to $70 million. As of February 3, 2000 the line of credit was increased to $100 million. The revolving line of credit provides for interest at the LIBOR rate plus 1.50% to 2.25%. The specific rate is determined based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization and is adjusted every ninety days.

     The Company maintains a fleet financing agreement which allows the Company to borrow 100 percent of the net sales price of specific equipment under lease contracts. The terms of the individual borrowings under the financing agreement are consistent with the lease contracts and generally range from three months to three years. Borrowings under the fleet financing agreement are secured by the specific equipment. As of December 31, 1999 and 1998, the Company had no borrowings outstanding under the fleet financing agreement.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999, are as follows (dollars in thousands):

                    2000          $ 4,551
                    2001           69,574
                    2002            4,596
                    2003            4,610
                    2004            4,638
                    Thereafter     11,079
                                  -------
                                  $99,048
                                  =======

     Certain debt agreements contain restrictions on working capital, net worth (minimum of approximately $53.7 million at December 31, 1999), and other restrictive covenants. For the year ended December 31, 1999, the Company was not in compliance with one debt covenant related to the $30 million unsecured senior notes and one debt covenant related to the revolving line of credit. Both covenants are determined quarterly based on the trailing four quarters ending on each determination date. The Company has obtained waivers from the lenders as of December 31, 1999 waiving noncompliance through March 31, 2000 and expects to meet the covenants at future determination dates.

(4)  Common Stock and Other Capital
     ------------------------------

     In 1991, the Company entered into an Investment Agreement with Recovery Equity Investors, L.P. (REI) pursuant to which the Company sold REI 6,666,667 shares of Common Stock (subsequently Class A Common Stock) at $.75 per share. The Investment Agreement contains various covenants and restricts the Company from taking certain actions without the prior written consent of REI.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     On February 14, 1992, the Company filed an amended and restated certificate of incorporation, which authorizes 20,000 shares of Common Stock and 45,000,000 shares of Class A Common Stock. Additionally, the Company effected a 1-for-2,000 reverse split of the Common Stock and declared a stock dividend of 1,999 shares of Class A Common Stock for each whole share of Common Stock outstanding following the reverse split. Owners of the remaining shares of Common Stock were offered the opportunity to exchange each share of Common Stock for one share of Class A Common Stock. The exchange offer expired on April 30, 1992. At December 31, 1999, 602 shares of Common Stock were still outstanding. The Class A Common Stock has certain transfer restrictions in order to prevent a change in ownership, which could limit or eliminate the Company's income tax net operating loss carryforwards (see note 7).

     In January 1993, the Company entered into separate loan agreements with REI and Mr. Larry Hartzog, a shareholder and member of the Company's board of directors. The loan agreements included the issuance of stock purchase warrants entitling REI and Mr. Hartzog to purchase up to 600,000 aggregate shares of the Company's Class A Common Stock. In January 1997, REI and Mr. Hartzog exercised the stock purchase warrants at an exercise price of $3.75 per share purchasing 600,000 aggregate shares of the Company's Class A Common Stock.

(5)  Stock Option Plans
     ------------------

     In 1992 the Company established a Stock Option Plan (the Plan) for its employees. In 1999 the Board of Directors and the shareholders of the Company approved certain amendments to the Plan. The Plan has two features:
     (1) stock options and (2) stock appreciation rights. The Plan is administered by a committee comprised of at least two members of the Board of Directors. The granting of stock options and/or appreciation rights is at the sole discretion of the committee. A maximum of 2,100,000 stock options and/or appreciation rights may be granted under the Plan. The exercise price of the stock options is the market value of Class A Common Stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing six months after the grant date. The committee is entitled in its discretion to grant options with vesting periods which are different from the standard four year period. In a limited number of instances, the committee has exercised its discretion and has granted options with both shorter and longer vesting periods than the standard four year period. There were 946,348 options available for grant under the Plan at December 31, 1999.

     During 1999, no stock options were granted. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $3.77 and $2.21 respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================

                                   1998      1997
                                   ----      ----
     Expected volatility           55.0%     56.0%
     Expected dividend yield        0.6%      0.9%
     Risk free interest rate        5.5%      5.5%
     Expected life              7.3 yrs   4.7 yrs

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

                                                  1999   1998   1997
                                                  ----   ----   ----

     Net earnings                   As reported  $2,489  6,217  3,165
                                    Pro forma     2,186  6,040  2,942

     Earnings per share - diluted   As reported  $ 0.11   0.29   0.15
                                    Pro forma    $ 0.10   0.28   0.14

     Stock appreciation rights may be issued with stock options or separately, at the sole discretion of the committee. Stock appreciation rights, if granted, would be payable in shares of Class A Common Stock over the same vesting period as the stock options. At December 31, 1999, no stock appreciation rights had been granted.

     Stock option activity during the periods indicated is as follows:

                                  Number of  Weighted-Average
                                   Shares     Exercise Price
                                  ---------  ----------------

     Balance at December 31, 1996   649,000         $3.95

       Granted                      185,000          4.50
       Exercised                    364,000          3.25
       Expired                       35,000          3.25
                                    -------

     Balance at December 31, 1997   435,000         $4.83

       Granted                      550,000          6.25
       Exercised                     48,860          5.66
       Forfeited                     51,140          4.61
                                    -------

     Balance at December 31, 1998   885,000         $5.68

       Granted                            -             -
       Exercised                     35,000          4.70
       Forfeited                     75,000          5.41
                                    -------

     Balance at December 31, 1999   775,000         $5.75
                                    =======

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.125 - $6.75 and
     5.4 years, respectively.

     At December 31, 1999, 1998, and 1997, the number of options exercisable was 333,642, 243,533, and 183,764, respectively, and the weighted-average exercise price of those options was $5.35, $5.04, and $5.08, respectively.

(6)  Leases
     ------

     The Company leases equipment to customers under short-term and long-term contracts. Short-term contracts generally range from three to six months. Rental income from short-term leases was approximately $770,000, $1,384,000, and $1,961,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Company's long-term leases generally qualify as sales-type leases. The net investment in such leases is included in receivables. Future minimum lease payments to be received for long-term leases are as follows (dollars in thousands):

          2000                                               $3,440
          2001                                                  129
          2002                                                  142
          2003                                                  156
          2004                                                  122
          Thereafter                                             93
                                                             ------

                                                             $4,082
                                                             ======

(7)  Income Taxes
     ------------

     Income tax expense consisted of the following (dollars in thousands):

                                                        1999    1998    1997
                                                        ----    ----    ----

          Current tax expense                         $  299     542     173

          Deferred tax expense                         1,213   3,100   1,857
                                                      ------   -----   -----

                                                      $1,512   3,642   2,030
                                                      ======   =====   =====

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% (35% in 1998 and 1997) to earnings before income taxes in 1999, 1998, and 1997, as a result of the following (dollars in thousands):

                                       1999     1998    1997
                                      -------  ------  ------

     Computed expected tax expense    $1,360   3,451   1,818
     State income taxes                  181     410     185
     Increase (decrease) in
       valuation allowance                29    (177)   (357)
     Other, net                          (58)    (42)    384
                                      ------   -----   -----

                                      $1,512   3,642   2,030
                                      ======   =====   =====

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31,1999 and 1998 are as follows (dollars in thousands):

                                                     1999     1998
                                                     ----     ----

     Net operating loss and other carryforwards    $ 5,566    7,124
     Other, primarily accrued liabilities            5,592    4,804
                                                   -------   ------
     Deferred tax assets                            11,158   11,928
     Deferred tax liability (plant and equipment
      temporary differences)                        (2,663)  (2,362)
                                                   -------   ------
                                                     8,495    9,566
     Less valuation allowance                          495      466
                                                   -------   ------

     Net deferred tax asset                        $ 8,000    9,100
                                                   =======   ======

     The net deferred tax asset at December 31, 1999 and 1998 was $8.0 million and $9.1 million, respectively. The recognized deferred tax asset is based on expected utilization of net operating loss and other carryforwards and reversal of certain taxable temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $20 million to $25 million in future years.

     The estimated taxable income for 1999 before utilization of income tax net operating loss carryforwards was approximately $6 million. The estimated taxable income for 1998 before utilization of income tax net operating loss carryforwards was approximately $14 million.

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, reversing taxable temporary differences and expiration dates of carryforwards and has determined that it is more likely than not that the $8.0 million of net deferred tax assets will be realized. The remaining valuation allowance of approximately $495,000 is maintained against deferred tax assets which the Company has determined are potentially not realizable.

     At December 31, 1999 the Company had tax net operating loss carry forwards of approximately $2.1 million for federal income tax purposes. Such carryforwards, which may provide future tax benefits, expire in 2010. At December 31, 1999 the Company also had tax net operating loss carryforwards of approximately $28.4 million for state income tax purposes. Such carryforwards expire as follows: $300,000 in 2001; $100,000 in 2002; $4,100,000 in 2004; $7,300,000 in 2005; $4,400,000 in 2006; and $12,200,000
     in 2010. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry-forwards used in any one year (see note 4).

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     At December 31, 1999 the Company had tax credit carryforwards of approximately $1.7 million which expire in varying amounts from 2000 to 2010, and depletion carryforwards and AMT credit carryforwards of approximately $1.9 million and $1.4 million, respectively, which do not expire.

(8)  Export Sales
     ------------

     The Company had export sales of approximately $17.0 million, $28.3 million, and $21.1 million in 1999, 1998, and 1997, respectively. These sales were made through foreign dealers and representatives. A significant portion of these sales were made in Asia, Europe, South America, and North and Central America, excluding the United States.

(9)  Employee Benefit Plan
     ---------------------

     The Company has a defined contribution plan whereby eligible employees may contribute pre-tax wages in accordance with the provisions of the plan. At the discretion of the Board of Directors, the Company matches certain contributions made by eligible employees. Discretionary matching contributions of approximately $339,000, $346,000, and $269,000 were made in 1999, 1998 and 1997, respectively.

(10) Supplemental Quarterly Financial Information (Unaudited)
     --------------------------------------------------------

     In fourth quarter 1999, the Company modified its revenue recognition policy with respect to sales of asphalt plants for which the customer had taken ownership but which had not been shipped at the customer's request, as discussed in note 1. Previously reported 1999 quarterly results for the first, second, and third quarters are being restated to reflect this revenue recognition policy change. The third quarter also reflects correction of revenue recognition errors. The after-tax effect of the restatements resulting from revenue recognition issues decreased net income from that previously reported on Form 10-Q approximately $536,000 and $389,000 for the first and third quarters, respectively, and increased net income approximately $90,000 for the second quarter. Additionally, the first and third quarters reflect correction of errors made in accounting for inventories. The after-tax effect of the restatements resulting from inventory corrections decreased net income from that previously reported on Form 10-Q approximately $952,000 and $1,397,000 for the first and third quarters, respectively.

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share data):

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================

                                                      1999
                                  --------------------------------------------
                                   First   Second    Third    Fourth    Full
                                  Quarter  Quarter  Quarter  Quarter    Year
                                  -------  -------  -------  --------  -------

     As restated:
     Net revenues                 $52,577   70,781   53,392   37,775   214,525
     Net earnings (loss)              172    5,239      331   (3,253)    2,489
     Earnings (loss) per share
        Basic                     $   .01      .24      .02     (.15)      .12
        Diluted                   $   .01      .24      .02     (.15)      .11

     As previously reported:
     Net revenues                 $57,200   69,368   54,591      N/A       N/A
     Net earnings (loss)            1,660    5,149    2,117      N/A       N/A
     Earnings per share
        Basic                     $   .08      .24      .10      N/A       N/A
        Diluted                   $   .08      .24      .10      N/A       N/A

     In the fourth quarter of 1999, the Company recorded adjustments to reflect changes in the Company's revenue recognition policy with respect to asphalt plants (see note 1), reduce the carrying value of inventory, increase accrued liabilities for legal contingencies and warranties, and to expense incurred due diligence costs related to the termination of a potential acquisition. The after tax effect of the fourth quarter adjustments decreased net earnings by approximately $1.2 million.

                                                      1998
                                  --------------------------------------------
                                   First    Second    Third   Fourth    Full
                                  Quarter   Quarter  Quarter  Quarter   Year
                                  --------  -------  -------  -------  -------

     Net revenues                 $44,022    65,892   48,860   46,912  205,686
     Net earnings(loss)           $  (667)    4,368    1,851      665    6,217
     Earnings (loss) per share
        Basic                     $  (.03)      .20      .09      .03      .29
        Diluted                   $  (.03)      .20      .09      .03      .29


     In the fourth quarter of 1998, the Company recorded adjustments to reduce the carrying value of inventory and to increase accrued liabilities for legal contingencies. The after-tax effect of the fourth quarter adjustments decreased net income by approximately $830,000.

(11) Supplemental Cash Flow Information
     ----------------------------------
     Cash paid for interest approximated $6,734,000, $4,731,000, and $2,804,000 in 1999, 1998, and 1997, respectively.

     Cash paid for income taxes approximated $554,000, $229,000, and $249,000 in 1999, 1998, and 1997, respectively.

     A 1997 acquisition (see note 2) included consideration in the form of the Company's Voting Class A Common Stock. The fair value of stock issued was approximately $375,000.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     In October 1999, the Company acquired Drion Constructie B.V.B.A. The consideration paid to the former owner of Drion included shares of the Company's Class A Common Stock. The fair value of the stock issued was approximately $400,000.

(12) Segment Information
     -------------------
     The Company currently manages its business by operating location. As such, the Company identifies its segments based on the geographic locations of its manufacturing facilities. The Company has three reportable segments, its Oklahoma City, Oklahoma, Canton, South Dakota, and Cedar Falls, Iowa manufacturing facilities. The manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products. The specific products manufactured at the Oklahoma City plant are as follows: mobile equipment - the Company's primary line of concrete paving systems, and pavement profiling and reclaiming/ stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; and materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. Both the Canton and Cedar Falls facilities manufacture light weight grading and concrete paving and finishing machines, which fall into the mobile equipment category. The specific products manufactured at the other geographic locations include: custom heavy hauling and heavy-duty trailers and processing equipment - concrete batching plants.

     Following is certain financial information regarding the Company's segments. The revenues reported below are all from external customers. General corporate expenses are not allocated to the operating segments; rather, such expenses are included as a reconciling item to reported operating earnings.

                                        Oklahoma          Cedar   All
                                          City    Canton  Falls  Other     Total
                                        -----------------------------------------

     As of December 31, 1999:
       Total assets                     $180,333   3,841  2,211  29,090   215,475

     Year ended December 31, 1999:
       Net revenues                     $170,950   8,488  3,236  31,851   214,525
       Costs and expenses                157,322   7,008  2,649  31,489   198,468
                                        --------   -----  -----  ------  --------

          Segment measure of
          operating profit              $ 13,628   1,480    587     362    16,057
                                        ========   =====  =====  ======

       General corporate expenses                                          (6,481)
                                                                         --------

          Operating earnings                                                9,576

       Interest expense                                                    (6,573)
       Interest income                                                        980
       Other, net                                                              18
                                                                         --------

          Earnings before income taxes                                      4,001

       Income tax expense                                                   1,512
                                                                         --------

       Net earnings                                                      $  2,489
                                                                         ========

       Capital expenditures             $  4,648     265      9     795     5,717
                                        ========   =====  =====  ======  ========

       Depreciation and amortization    $  3,578      96     82     565     4,321
                                        ========   =====  =====  ======  ========

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================

                                          Oklahoma          Cedar   All
                                            City    Canton  Falls  Other     Total
                                          -----------------------------------------

     As of December 31, 1998:
       Total assets                       $166,036   4,029  2,205  17,441   189,711

     Year ended December 31, 1998:
       Net revenues                       $161,190   6,132  2,678  35,686   205,686
       Costs and expenses                  146,685   5,171  2,336  32,576   186,768
                                          --------  ------  -----  ------  --------

          Segment measure of
          operating profit                $ 14,505     961    342   3,110    18,918
                                          ========  ======  =====  ======

       General corporate expenses                                            (5,028)
                                                                           --------

          Operating earnings                                                 13,890

       Interest expense                                                      (5,000)
       Interest income                                                          934
       Other, net                                                                35
                                                                           --------

          Earnings before income taxes                                        9,859

       Income tax expense                                                     3,642
                                                                           --------

       Net earnings                                                        $  6,217
                                                                           ========

       Capital expenditures               $ 12,804      58     57     390    13,309
                                          ========  ======  =====  ======  ========

       Depreciation and amortization      $  2,520      87     59     578     3,244
                                          ========  ======  =====  ======  ========


     As of December 31, 1997
       Total assets                       $126,801   3,646  1,693  12,288   144,428

     Year ended December 31, 1997
       Net revenues                       $122,043   6,608  2,571  22,792   154,014
       Costs and expenses                  112,353   5,537  2,236  22,629   142,755
                                          --------  ------  -----  ------  --------

          Segment measure of
          operating profit                $  9,690   1,071    335     163    11,259
                                          ========  ======  =====  ======

       General corporate expenses                                            (4,513)
                                                                           --------

          Operating earnings                                                  6,746

       Interest expense                                                      (2,906)
       Interest income                                                        1,351
       Other, net                                                                 4
                                                                           --------

          Earnings before income taxes                                        5,195

       Income tax expense                                                     2,030
                                                                           --------

       Net earnings                                                        $  3,165
                                                                           ========

       Capital expenditures               $  4,376     344    371     168     5,259
                                          ========  ======  =====  ======  ========

       Depreciation and amortization      $  2,093      63     45     373     2,574
                                          ========  ======  =====  ======  ========

     The Company has one operating location in the United Kingdom and another in Belgium. The United Kingdom location serves as a sales office and has approximately $533,000 of assets comprised primarily of inventory, receivables, and property, plant and equipment. All remaining assets are located in the United States. See note 8 for information on export sales.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     Revenues for products were as follows (dollars in thousands):

                                           1999     1998     1997
                                         --------  -------  -------

       Mobile Equipment                  $ 86,776   78,528   82,349
       Materials Processing Equipment      95,986   95,257   44,806
       Parts and Used Equipment            31,763   31,901   26,859
                                         --------  -------  -------

                                         $214,525  205,686  154,014
                                         ========  =======  =======

(13) Commitments and Contingencies
     -----------------------------
     The Company and its subsidiaries are parties to various leases relating to plants, warehouses, office facilities, transportation vehicles, and certain other equipment. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. It is expected that in the normal course of business, the majority of the leases will be renewed or replaced by other leases. Leases do not restrict dividends, debt, or future leasing arrangements. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $1,502,000 in 1999, $1,402,000 in 1998, $715,000 in 1997.

     Minimum rental commitments under all non-cancelable leases for five years subsequent to December 31, 1999, are approximately as follows: $751,000 in 2000, $542,000 in 2001, $454,000 in 2002, $302,000 in 2003, and $267,000 in
     2004.

     At December 31, 1999, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $6,830,000 through September 2006.

(14) Litigation
     ----------
     As previously disclosed, on November 22, 1995, a Chicago law firm, previously engaged by the Company in connection with prior patent litigation, filed suit against the Company seeking to recover approximately $1.4 million of legal fees and costs alleged to be owing by the Company, together with pre-judgement and post-judgement interest and other costs. In March 2000 this case was settled. The effects of the settlement are reflected in the Company's financial statements at December 31, 1999.

     Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing Cedarapids' patent. Cedarapids subsequently filed a counterclaim against the Company and is seeking damages in excess of $43 million, alleging that the Company's patented Triple Drum Mixer product design infringes on a patent held by Cedarapids. In January 1997, the District Court issued an order staying this lawsuit

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
================================================================================
     pending the resolution of litigation between Cedarapids and Gencor, Industries involving the same patent. This stay was lifted in December 1997 upon settlement of patent and other non-related litigation between Cedarapids and Gencor, Industries. In July 1999, the court granted Cedarapids' motion for partial summary judgement, and ruled that the Company's Triple Drum Mixer product design literally infringes certain claims of the Cedarapids' patent. The court's judgement is limited to the issue of infringement and not the issue of validity. The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. The Company has, at the court's invitation, filed a motion for summary judgement on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The Company anticipates this lawsuit going to trial in April 2000.

     In September 1998, Cedarapids filed a separate suit against the Company in the U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million. The Company intends to vigorously defend both lawsuits involving Cedarapids. No reserve has been established for these cases as of December 31, 1999.

     The Company capitalized approximately $1 million in legal fees incurred during 1999 in defense of the Triple Drum patent. These costs will be expensed in the case of an unfavorable outcome or amortized over the remaining life of the patent if the Company is successful in its defense.

     There are numerous other claims and pending legal proceedings that generally involve product liability and employment issues. These cases are, in the opinion of management, ordinary matters incidental to the normal business conducted by the Company. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such other proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or future results of operations.

(15) Related Party Transactions
     --------------------------
     During 1997, the Company leased a manufacturing facility and offices located in Champaign, Illinois from Steve Hillard, the current President of CMI Johnson-Ross. This lease was renewed in 1999 and will expire on October 23, 2004. As renewed, the lease provides for rental payments of $15,000 per month. Aggregate lease payments for the years ended December 31, 1999 and 1998 were $180,000 and $150,000, respectively.

CMI CORPORATION
FORM 10-K
December 31, 1999

================================================================================

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not applicable.

                                   PART III

In accordance with the provisions of General Instruction G(3), Items 10, 11, 12, and 13 are incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.


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

     See Index to Consolidated Financial Statements at Item 8 on Page 20 of this Form 10-K.

2.   Consolidated Financial Statement Schedules:
     -------------------------------------------

     Information required by schedules called for under Regulation S-X is either not applicable, not material, or is included in the consolidated financial statements or notes thereto.

3.   Exhibits
     --------

                                                    Page Number or
Exhibit                                            Incorporation by
Number     Description                               Reference to
------     --------------------                    ----------------

 (3.1)    Amended and Restated Certificate         Exhibit 2 on Form 8-K,
          of Incorporation, as amended             dated February 18, 1992;
                                                   and Exhibit (3i) on Form 10-Q
                                                   dated August 14, 1995

 (3.2)    Amended and Restated By-Laws             Exhibit (3ii) on Form 10-Q,
                                                   dated August 13, 1999

 (4.1)    Series A Senior Notes Loan Agreement     Exhibit 4.1 on Form 10-K
                                                   dated March 19, 1999

 (4.2)    Revolving Line of Credit Loan            Exhibit 4.2 of this Form 10-K
          Agreement and Amendments

CMI CORPORATION
FORM 10-K
December 31, 1999

================================================================================

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

 (10.1)    Employment Agreement dated October 1, 1998  Exhibit 10.1 on
           between the Company and Tom Engelsman.      Form 10-K dated
                                                       March 19, 1999

 (10.2)    Employment Agreement dated October 1, 1998  Exhibit 10.2 on
           between the Company and Jim Holland.        Form 10-K dated
                                                       March 19, 1999

 (10.3)    Consulting Agreement dated August 12, 1999  Exhibit 10.4 on
           Between the Company and George William      Form 10-Q dated
           Swisher, Jr.                                November 15, 1999

 (10.4)    REI Investment Agreement dated August 19,   Exhibit 28.1 on
           1991 between Recovery Equity Investors,     Form 8-K filed
           L. P. and the Company                       on/or about
                                                       September 10, 1991

 (10.5)    Amendment No. 1 to REI Investment           Exhibit 10.5 of this
           Agreement dated November 6, 1998            Form 10-K
           between Recovery Equity Investors,
           L. P. and the Company

 (10.6)    Registration Rights Agreement dated         Exhibit 28.2 on
           August 19, 1991 between Recovery Equity     Form 8-K filed
           Investors, L. P. and the Company            on/or about
                                                       September 10, 1991

 (10.7)    Amendment No. 1 to Registration Rights      Exhibit 10.7 of this
           Agreement dated January 15, 1993 between    Form 10-K
           Recovery Equity Investors, L. P. and
           the Company

CMI CORPORATION
FORM 10-K
December 31, 1999

================================================================================

(21)     Subsidiaries of the Registrant:

                                                      Place of Incorporation
                       Name                           or Organization
                       ----                           ---------------

         CMI Limited Partnership                      Oklahoma
         CMI Sales Co.                                Oklahoma
         Product Support, Inc.                        Oklahoma
         Machinery Investment Corporation             Oklahoma
         CMI International (U.K.), Ltd.               England
         CMI Energy Conversion Systems, Inc.          Oklahoma
         CMI OIL Corporation                          Oklahoma
         CMI Dakota Co.                               South Dakota
         CMI Cedar Falls, Inc.                        Iowa
         Transport Trailer Manufacturing Company      Oklahoma
         Brownwood Ross Company                       Texas
         CMI Johnson Corporation                      Illinois
         CMI Belgium NV                               Belgium
         Drion Constructie B. V. B. A.                Belgium
         R. M. Barton Co., Inc.                       Oklahoma

 (23)    Consent of Independent Auditors              Exhibit 23

 (27)    Financial Data Schedule                      Exhibit 27

 (27.1)  Restated Financial Data Schedule             Exhibit 27.1
         for the first quarter of 1999

 (27.2)  Restated Financial Data Schedule             Exhibit 27.2
         for the second quarter of 1999

 (27.3)  Restated Financial Data Schedule             Exhibit 27.3
         for the third quarter of 1999

(b)  Reports on Form 8-K
     -------------------

       No reports on Form 8-K were filed during the last quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)
CMI CORPORATION

By:  /s/ Tom Engelsman                               Dated: April 7, 2000
     -----------------                                     ---------------
     Tom Engelsman
     Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Kenneth J. Barker                           Dated: April 7, 2000
     ---------------------                                 ---------------
     Kenneth J. Barker
     Director

By:  /s/ Joseph J. Finn-Egan                         Dated: April 7, 2000
     -----------------------                               ---------------
     Joseph J. Finn-Egan
     Director

CMI CORPORATION
FORM 10-K
December 31, 1999

================================================================================

By:  /s/ Larry D. Hartzog                   Dated:  April 7, 2000
     --------------------------                   -----------------
     Larry D. Hartzog
     Director

By:  /s/ Jim D. Holland                     Dated:  April 7, 2000
     --------------------------                   -----------------
     Jim D. Holland
     Senior Vice President, Treasurer
     and Chief Financial Officer

By:  /s/ David Jolly                        Dated:  April 7, 2000
     --------------------------                   -----------------
     David Jolly
     Corporate Controller

By:  /s/ Jeffrey A. Lipkin                  Dated:  April 7, 2000
     --------------------------                   -----------------
     Jeffrey A. Lipkin
     Director

By:  /s/ J. Larry Nichols                   Dated:  April 7, 2000
     --------------------------                   -----------------
     J. Larry Nichols
     Director

By:  /s/ Thomas P. Stafford                 Dated:  April 7, 2000
     --------------------------                   -----------------
     Thomas P. Stafford
     Director

By:  /s/ Bill Swisher                       Dated:  April 7, 2000
     --------------------------                   -----------------
     Bill Swisher
     Chairman of the Board