Form 10-Q
period 2000-03-31
CMI CORP
filed 2000-05-22
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant To Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000      Commission file number 1-5951


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

Yes  X   No____
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10                        602
Voting Common Stock Par Value $.10                         21,690,886
------------------------------------------     ---------------------------------
     (Title of each class)                       (Outstanding at May 19, 2000)

                                   -1 of 18-

                                CMI CORPORATION
                              Index to Form 10-Q

                                                                            Page
                                                                            ----
PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            March 31, 2000(Unaudited), December 31, 1999
            and March 31, 1999(Unaudited)                                      3

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2000 and 1999(Unaudited)              4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Three Months Ended March 31, 2000 (Unaudited), and the
            Years Ended December 31, 1999 and December 31, 1998                5

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999(Unaudited)              6

          Notes to Condensed Consolidated Financial Statements                 7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     13

          Quantitative and Qualitative Disclosure About Market Risk           16


PART II.  Other Information

          Item 1.  Legal Proceedings                                          17

          Item 2.  Changes in Securities and Use of Proceeds                  18

          Item 3.  Defaults Upon Senior Securities                            18

          Item 4.  Submission of Matters to a Vote of Security Holders        18

          Item 5.  Other Information                                          18

          Item 6.  Exhibits and Reports on Form 8-K                           18

Signatures                                                                    18

                                   -2 of 18-

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                   March 31,   December 31,    March 31,
                                                     2000         1999*         1999**
                                                  (Unaudited)                 (Unaudited)
                                                 ------------ -------------  -------------
Current assets:
 Cash & cash equivalents                            $ 16,340         12,681       10,516
 Receivables, net                                     45,161         31,257       31,124
 Inventories
  Finished equipment                                  45,687         43,124       34,430
  Work-in-process                                     22,757         20,212       24,210
  Raw materials & parts                               60,515         58,566       49,356
                                                    --------        -------      -------
     Total inventories                               128,959        121,902      107,996
 Other current assets                                  1,726            892          825
 Deferred tax asset                                    6,738          7,400        7,214
                                                    --------        -------      -------
     Total current assets                            198,924        174,132      157,675

Property, plant & equipment                           72,630         69,983       69,926
Less accumulated depreciation                         40,391         38,815       40,681
                                                    --------        -------      -------
 Net property, plant & equipment                      32,239         31,168       29,245

Long-term receivables                                    586            642          331
Marketable securities, at fair value                   1,450          1,417        1,615
Other assets, principally patents and goodwill         9,555          7,516        5,209
Deferred tax assets                                      600            600        1,900
                                                    --------        -------      -------

                                                    $243,354        215,475      195,975
                                                    ========        =======      =======

Current liabilities:
 Current maturities of long-term debt               $  6,403          4,551          265
 Long-term debt in technical default                 111,966              -            -
 Accounts payable                                     28,546         22,002       19,825
 Accrued liabilities                                  17,203         16,316       12,718
                                                    --------        -------      -------
     Total current liabilities                       164,118         42,869       32,808

Long-term debt                                             -         94,497       86,984

Common stock & other capital:
 Class A common stock & common stock                   2,169          2,164        2,155
 Other capital                                        77,067         75,945       74,028
                                                    --------        -------      -------
     Total common stock & other capital               79,236         78,109       76,183
                                                    --------        -------      -------

                                                    $243,354        215,475      195,975
                                                    ========        =======      =======

*  Condensed from audited financial statements.
** As restated.
See notes to condensed consolidated financial statements.

                                   -3 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)

                                                    Three Months Ended
                                                          March 31
                                               --------------------------
                                                   2000         1999*
                                                   ----         ----
Net revenues                                     $66,158       52,577
                                                 -------       ------

Costs and expenses:
  Cost of goods sold                              50,960       40,579
  Marketing and administrative                     9,244        8,418
  Engineering and product development              2,261        1,839
                                                 -------       ------
                                                  62,465       50,836
                                                 -------       ------

  Operating earnings                               3,693        1,741
                                                 -------       ------

Other expense (income):
  Interest expense                                 2,277        1,534
  Interest income                                   (196)        (102)
  Other, net                                          (3)           -
                                                 -------       ------

Earnings before income taxes                       1,615          309

Income tax expense                                   589          137
                                                 -------       ------

Net earnings                                     $ 1,026          172
                                                 =======       ======

Share data:
  Weighted average outstanding common shares:
     Basic                                        21,656       21,549

     Diluted                                      21,709       21,740

  Net earnings per average outstanding share:
     Basic                                       $   .05          .01
                                                 =======       ======

     Diluted                                     $   .05          .01
                                                 =======       ======

     Dividends per common share                  $     -          .01
                                                 =======       ======

* As restated

See notes to condensed consolidated financial statements.

                                   -4 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                                (in thousands)

                                                                                Accumulated
                                                       Additional                  Other
                                Class A Common Stock     Paid-in    Treasury   Comprehensive   Retained
                                ---------------------
                                  Shares     Amount      Capital      Stock         Loss       Earnings    Total
                                ----------------------------------------------------------------------------------
Balance December 31, 1997          21,506      $2,151     $49,816   $    (32)              -    $18,658   $70,593

Net earnings                            -           -           -          -               -      6,217     6,217

Retirement of treasury stock           (6)          -         (32)        32               -          -         -

Exercise of stock options              49           4         273          -               -          -       277

Dividends paid, common stock
 ($.04 per share)                       -           -           -          -               -       (861)     (861)
                                   ------   ---------     -------   --------   -------------   --------   -------

Balance December 31, 1998          21,549      $2,155     $50,057   $      -               -    $24,014   $76,226

Net earnings                            -           -           -          -               -      2,489     2,489

Unrealized loss on available
 for sale securities, net of
 tax benefit of $113                    -           -           -          -            (197)         -      (197)
                                                                                                          -------

Comprehensive income                                                                                      $ 2,292

Retirement of voting common
 stock                                  -           -          (1)         -               -          -        (1)

Exercise of stock options              35           3         160          -               -          -       163

Common stock issued                    57           6         394          -               -          -       400

Dividends paid, common stock
 ($.045 per share)                      -           -           -          -               -       (971)     (971)
                                   ------   ---------     -------   --------   -------------   --------   -------

Balance December 31, 1999          21,641       2,164      50,610          -            (197)    25,532    78,109
(all remaining information
is unaudited)

Net earnings                            -           -           -          -               -      1,026     1,026

Foreign currency translation
 adjustments                            -           -           -          -            (199)         -      (199)
                                                                                                          -------

Comprehensive income                                                                                      $   827

Common stock issued                    50           5         295          -               -          -       300

Balance March 31, 2000             21,691      $2,169     $50,905   $      -           $(396)   $26,558   $79,236
                                   ======   =========     =======   ========   =============   ========   =======

See notes to condensed consolidated financial statements.

                                   -5 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                      Three Months Ended
                                                                             March 31
                                                                    ----------------------
                                                                        2000      1999*
                                                                        ----      -----
OPERATING ACTIVITIES
 Net earnings                                                         $  1,026       172
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation                                                           1,070       997
  Amortization                                                             189        73
  Gain on sale of assets                                                    (3)        -
  Change in assets and liabilities, net of effects of
  acquisitions of businesses:
     Receivables                                                       (12,661)   (3,111)
     Inventories                                                        (5,024)   (5,105)
     Other current assets                                                 (700)       98
     Accounts payable                                                    6,255    (1,726)
     Accrued liabilities                                                   339    (1,899)
     Deferred income taxes                                                 662       (14)
     Long-term receivables                                                  56        25
     Other non-current assets, excluding amortization
     of goodwill                                                          (395)       40
                                                                      --------   -------
 Net cash and cash equivalents used in operating
  activities                                                            (9,186)  (10,450)
                                                                      --------   -------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                                3         -
 Capital expenditures                                                   (1,058)     (695)
 Purchases of marketable securities                                        (33)      (10)
 Cash paid for business acquisitions                                    (3,916)        -
                                                                      --------   -------
 Net cash and cash equivalents used in investing
  activities                                                            (5,004)     (705)
                                                                      --------   -------

FINANCING ACTIVITIES
 Payments on long-term debt                                                (81)      (68)
 Net borrowings on revolving credit note                                17,930    10,000
 Payment of common stock dividends                                           -      (215)
                                                                      --------   -------
 Net cash and cash equivalents provided by
  financing activities                                                  17,849     9,717
                                                                      --------   -------

Increase (decrease) in cash and cash equivalents                         3,659    (1,438)

Cash and cash equivalents at beginning of period                        12,681    11,954
                                                                      --------   -------

Cash and cash equivalents at end of period                            $ 16,340    10,516
                                                                      ========   =======

* As restated
See notes to condensed consolidated financial statements.

                                   -6 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of March 31, 2000 and 1999 and for the interim periods ended March 31, 2000 and 1999 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

       In the fourth quarter of 1999, the Company modified its revenue recognition policy with respect to sales of asphalt plants for which the customer had taken ownership but which had not been shipped at the customer's request. Previously reported first quarter 1999 results have been restated to reflect this revenue recognition policy change. The after-tax effect of the restatement resulting from revenue recognition issues decreased net income from that previously reported in the first quarter 1999 Form 10-Q by approximately $536,000. Additionally, the 1999 first quarter reflects the correction of an error made in accounting for inventories. The after-tax effect of the restatement resulting from the inventory correction decreased net income from that previously reported in the 1999 first quarter Form 10-Q by approximately $952,000.

(2) At March 31, 2000, the Company was not in compliance with certain provisions of its unsecured senior notes agreement and revolving credit agreement. Compliance with the provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. The Company expects the lenders to waive non-compliance with the specific required financial covenants as of March 31, 2000. However, the Company does not expect to be in compliance with the agreements' provisions at June 30, 2000, which noncompliance would permit the lenders to accelerate the Company's debt under the senior notes agreement and the revolving credit agreement. As a result, borrowings under the senior notes agreement and the revolving credit agreement have been classified as current liabilities at March 31, 2000. The Company is currently negotiating modifications to the debt agreements that are expected to include less restrictive financial covenants. Modified agreements are expected to be completed prior to June 30, 2000, and the Company has agreed to grant additional security interest in its receivables, inventories, and certain equipment.

(3) The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.

(4)    Reclassifications
       -----------------

       Certain reclassifications have been made to the prior interim period to conform to the 2000 presentation.

                                   -7 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(5)    Related Party Transactions
       --------------------------

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

       At March 31, 2000, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $6.8 million through September 2006.

(7)    Earnings Per Share
       ------------------

       Basic earnings per share is computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

       The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share (shares in thousands):


                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                       2000         1999
                                                       ----         ----
       Weighted average number of common shares
         outstanding - basic                          21,656       21,549

       Dilutive effect of potential common shares
       issuable upon exercise of employee stock
       options                                            53          191
                                                      ------       ------

       Weighted average number of common shares
         outstanding - diluted                        21,709       21,740
                                                      ======       ======

                                   -8 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

       Options to purchase 570,000 shares of common stock at $6.25 to $6.94 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(8)    Acquisition of Businesses and Product Lines
       -------------------------------------------

       In January 2000 the Company acquired all of the outstanding stock of R.
       M. Barton Co., Inc. (Barton) for approximately $2.1 million in cash, and the assumption of approximately $1.6 million in liabilities. The purchase price was allocated to the net assets acquired based on the preliminary estimates of fair value and resulted in goodwill of approximately
       $1.1 million which is being amortized on a straight-line basis over 15 years. Barton did not have significant operations during the first quarter of 1999 or prior to its acquisition in January 2000, and on a pro forma basis, assuming the acquisition occurred on January 1, 1999, the impact to earnings would not have been material.

       In February 2000 the Company acquired all of the outstanding stock of Metra Metaalwerken B. V. B. A. (Metra) for approximately $1.8 million in cash, 50,000 shares of the Company's Class A Common Stock (valued at $300,000), and the assumption of approximately $900,000 in liabilities. The purchase price was allocated to the net assets acquired based on the preliminary estimates of fair value and resulted in goodwill of approximately $976,000 which is being amortized on a straight-line basis over 15 years. Metra did not have significant operations during the first quarter of 1999 or prior to its acquisition in February 2000, and on a pro forma basis, assuming the acquisition occurred on January 1, 1999, the impact to earnings would not have been material.

(9)    Litigation
       ----------

       Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing Cedarapids' patent. Cedarapids subsequently filed a counterclaim against the Company seeking damages in excess of $43 million, alleging that the Company's patented Triple Drum Mixer product design infringes on a patent held by Cedarapids. In July 1999, the court granted Cedarapids' motion for partial summary judgment, and ruled that the Company's Triple Drum Mixer product design literally infringes certain claims of the Cedarapids' patent. The court's judgment is limited to the issue of infringement and not the issue of validity. The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. The Company has, at the court's invitation, filed a motion for summary judgment on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The trial of this lawsuit was completed in April 2000. The Company expects a ruling from the court in the third quarter of 2000.

                                   -9 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

       In September 1998, Cedarapids filed a separate suit against the Company in the U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this lawsuit. The Company believes that Cedarapid's claim is without merit and intends to vigorously defend this lawsuit. No reserve has been established for either of the Cedarapids cases as of March 31, 2000.

       The Company has capitalized approximately $1.4 million in legal fees incurred in defense of the Triple Drum patent. These costs will be expensed in the case of an unfavorable outcome of the lawsuit pending in the Western District of Oklahoma or amortized over the remaining life of the patent if the Company is successful in its defense of this lawsuit.

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

(10)   Segment Information
       -------------------

       The Company currently manages its business by operating location. As such, the Company identifies its segments based on its individual manufacturing facilities. The Company has one reportable segment, its main Oklahoma City manufacturing facility. The manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products.

       The specific products manufactured at the main facility in Oklahoma City are as follows: mobile equipment - the Company's primary line of concrete paving systems, and pavement profiling and reclaiming/stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; and materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The products manufactured at the "Other" facilities include concrete batching plants, which falls into the processing equipment category, and light weight grading and concrete paving and finishing machines, custom heavy hauling and heavy-duty trailers, and small utility sized pavement profilers and pavement reclaiming machines, all of which fall into the mobile equipment category.

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

                                       Oklahoma    All
                                         City     Other     Total
                                       --------  -------  ---------
As of March 31, 2000:
  Total assets                         $195,060  48,294    243,354
                                       ========  ======   ========

Three months ended March 31, 2000:
Net revenues                           $ 51,879  14,279     66,158
Costs and expenses                       47,890  13,343     61,233
                                       --------  ------   --------

Segment measure of operating profit    $  3,989     936      4,925
                                       ========  ======
General corporate expenses                                  (1,232)
                                                          --------
Operating earnings                                           3,693

Interest expense                                            (2,277)
Interest income                                                196
Other, net                                                       3
                                                          --------
 Earnings before income taxes                                1,615
Income tax expense                                             589
                                                          --------

Net earnings                                              $  1,026
                                                          ========

Capital expenditures                   $    935     123      1,058
                                       ========  ======   ========

Depreciation and amortization          $    941     318      1,259
                                       ========  ======   ========

As of March 31, 1999:
  Total assets                         $167,279  28,696    195,975
                                       ========  ======   ========

Three months ended March 31, 1999:
Net revenues                           $ 44,403   8,174     52,577
Costs and expenses                       40,961   8,450     49,411
                                       --------  ------   --------

 Segment measure of operating
  profit (loss)                        $  3,442    (276)     3,166
                                       ========  ======

   General corporate expenses                               (1,425)
                                                          --------

 Operating earnings                                          1,741

Interest expense                                            (1,534)
Interest income                                                102
                                                          --------
 Earnings before income taxes                                  309
Income tax expense                                             137
                                                          --------

Net earnings                                              $    172
                                                          ========

Capital expenditures                   $    519     176        695
                                       ========  ======   ========

   Depreciation and amortization       $    896     174      1,070
                                       ========  ======   ========

                                  -11 of 18-

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

       The Company has one operating location in the United Kingdom and another in Belgium. The United Kingdom location serves as a sales office and has approximately $567,000 of assets comprised primarily of inventory, receivables, and property, plant and equipment. The Belgium location has approximately $5.3 million of assets comprised of receivables, inventories, property, plant and equipment, intangibles, and other assets. All remaining assets are located in the United States.

       Revenues for products for the three months ended March 31, 2000 and 1999 were as follows (dollars in thousands):

                                           2000     1999
                                           ----     ----
       Mobile Equipment                  $24,979  $16,727
       Materials Processing Equipment     32,933   28,727
       Parts and Used Equipment            8,246    7,123
                                         -------  -------

                                         $66,158  $52,577
                                         =======  =======

(11)   Subsequent Events
       -----------------

       Effective May 5, 2000, Tom Engelsman resigned as Chief Executive Officer and as a director of the Company. Bill Swisher, Chairman of the Board, was appointed by the board of directors as interim Chief Executive Officer.

                                  -12 of 18-

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Results of Operations
---------------------

Revenues increased 25.8 percent to $66.2 million for the three months ended March 31, 2000, compared to $52.6 million for the three months ended March 31, 1999. Net revenues for international shipments decreased 2.4 percent to $4.5 million for the three months ended March 31, 2000 compared to $4.6 million for the three months ended March 31, 1999. Net revenues for domestic shipments increased 28.5 percent to $61.7 million for the three months ended March 31, 2000 compared to $48.0 million for the three months ended March 31, 1999. Net earnings were $1.03 million, or 5 cents per diluted share, for the three months ended March 31, 2000, compared to a net earnings of $172,000, or one cent per diluted share, for the comparable three months ended March 31, 1999.

The Company's revenue increase consisted of a $4.9 million increase in the Company's hot mix asphalt production systems, a $3.7 million increase in the Company's paving and trimming and reclaiming/stabilizing equipment, a $2.5 million increase in the Company's trailer line and a $1.1 million increase in concrete plants. Revenue also increased $1.4 million due to the acquisition of
R. M. Barton Co., Inc. in January 2000.

Gross margins for the three months ended March 31, 2000 averaged 23.0 percent compared to 22.8 percent for the three months ended March 31, 1999. Backlog was $58 million at March 31, 2000 compared to $60 million at March 31, 1999.

Marketing and administrative expenses increased $826,000 for the three months ended March 31, 2000. As a percentage of net revenues, marketing and administrative expenses were 14.0 percent for the three months ended March 31, 2000, compared to 16.0 percent for the three months ended March 31, 1999. Marketing and administrative expenses increased due to: 1) consulting fees paid to the George Group to evaluate and improve the Company's manufacturing processes, production efficiencies, and sales and marketing operations, with the goal of overhauling the Company's overall business structure, and 2) the additional marketing and administrative expenses of R. M. Barton Co., Inc.

Engineering and product development expenses increased $422,000 for the three months ended March 31, 2000. As a percentage of net revenues, engineering and product development expenses were 3.4 percent for the three months ended March 31, 2000, compared to 3.5 percent for the three months ended March 31, 1999. Engineering and product development expenses increased primarily due to costs incurred relating to design changes and enhancements to the Series 3000 and 6000 concrete pavers.

Interest expense increased to $2.3 million for the three months ended March 31, 2000, compared to $1.5 million for the three months ended March 31, 1999. The Company's average effective interest rate increased approximately 13 basis points over March 31, 1999, to 8.38% at March 31, 2000. The increase in interest expense is primarily due to additional borrowings on the Company's revolving line of credit, primarily for the increased working capital requirements and capital spending, and business acquisitions.

                                  -13 of 18-

The Company's effective tax rate for the three months ended March 31, 2000 and 1999 was approximately 37 percent. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1999 was approximately 38 percent.

Liquidity and Capital Resources
-------------------------------

The Company amended its unsecured revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. As of March 31, 2000, the Company had utilized $82 million of the unsecured revolving line of credit which matures September 2001. In April 2000 $5 million was paid down on the revolving line of credit. The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due.

At March 31, 2000, the Company was not in compliance with certain provisions of its unsecured senior notes agreement and revolving credit agreement. Compliance with the provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. The Company expects the lenders to waive non-compliance with the specific required financial covenants as of March 31, 2000. However, the Company does not expect to be in compliance with the agreements' provisions at June 30, 2000, which noncompliance would permit the lenders to accelerate the Company's debt under the senior notes agreement and the revolving credit agreement. As a result, borrowings under the senior notes agreement and the revolving credit agreement have been classified as current liabilities at March 31, 2000. The Company is currently negotiating modifications to the debt agreements that are expected to include less restrictive financial covenants. Modified agreements are expected to be completed prior to June 30, 2000, and the Company has agreed to grant additional security interest in its receivable, inventories, and certain equipment.

The current ratio at March 31, 2000, was 1.21-to-1 (includes the long-term debt in technical default of $112.0 million) compared to 4.06-to-1 at December 31, 1999, and working capital at March 31, 2000 was $34.8 million compared to $131.3 million at December 31, 1999. The classification of the amounts outstanding under the senior notes agreement and the revolving credit agreement as current liabilities is the primary cause for the change in the current ratio and working capital. Working capital was also impacted by an increase in cash of $3.7 million, an increase in receivables of $13.9 million, an increase in inventories of $7.1 million partially offset by an increase in other current liabilities of $9.3 million.

Cash used in operating activities for the three months ended March 31, 2000 was $9.2 million compared to cash used in operating activities of $10.5 million for the three months ended March 31, 1999. This decrease was due to increased receivables and increased inventories, which was offset by an increase in current liabilities and higher net income. The receivable increase from December 31, 1999 is due to the $13.6 million increase in net revenues quarter over quarter. As noted in note 3, the Company operates in a seasonal business which normally results in increased working capital requirements and thus cash being used in operations to fund increased inventory levels and outstanding receivable balances during the early part of each year. Financing activities for the three months ended March 31, 2000 provided $17.8 million, which included $17.9 million of borrowings from the Company's revolving line of credit which was primarily used to fund the increase in receivables and inventories from December 31, 1999.

                                  -14 of 18-

Capital expenditures for the three months ended March 31, 2000 were $1.1 million compared to $695,000 for the comparable three months ended March 31, 1999. Capital expenditures are budgeted at $5.6 million for 2000 and are expected to be financed using internally generated funds and leasing arrangements. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies.

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended March 31, 2000, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $7.3 million of net deferred tax assets will be realized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $18 million to $22 million in future years.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," (SAB 101). SAB 101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet determined the impact on its financial position or results of operations of adopting SAB 101 in the second quarter of 2000, which will be accomplished through a cumulative effect adjustment determined as of January 1, 2000.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 is not expected to materially impact the Company.

                                  -15 of 18-

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company upon adoption.

Federal Highway Legislation
---------------------------

The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next four to five years. The Company's investment in capital improvements and plant modernization efforts should have the Company positioned to take advantage of the anticipated increased business as a result of this new legislation.

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

At March 31, 2000, the Company had long-term debt outstanding of $118.4 million. Of this amount, $30 million bears interest at a fixed rate of 7.68%, and $6.4 million bears interest at fixed rates averaging approximately 8.00%. The remaining $82.0 million bears interest at variable rates which averaged

                                  -16 of 18-
approximately 8.08% at March 31, 2000. The Company had $17 million more variable rate borrowings at March 31, 2000 than at December 31, 1999, and the average rate at which the variable rate borrowings accrue interest was 33 basis points (.33%) higher at March 31, 2000 compared to December 31, 1999. A 10% increase in short-term interest rates on the variable rate debt outstanding at March 31, 2000 would approximate 81 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $497,000 for the remainder of the year ending December 31, 2000 assuming borrowed amounts remain outstanding.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing Cedarapids' patent. Cedarapids subsequently filed a counterclaim against the Company seeking damages in excess of $43 million, alleging that the Company's patented Triple Drum Mixer product design infringes on a patent held by Cedarapids. In July 1999, the court granted Cedarapids' motion for partial summary judgment, and ruled that the Company's Triple Drum Mixer product design literally infringes certain claims of the Cedarapids' patent. The court's judgment is limited to the issue of infringement and not the issue of validity. The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. The Company has, at the court's invitation, filed a motion for summary judgment on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The trial of this lawsuit was completed in April 2000. The Company expects a ruling from the court in the third quarter of 2000.

In September 1998, Cedarapids filed a separate suit against the Company in the
U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million. The Company believes Cedarapids' claim is without merit and intends to vigorously defend this lawsuit. No reserve has been established for either of the Cedarapids cases as of March 31, 2000.

                                  -17 of 18-

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

Item 2.  Changes in Securities and Use of Proceeds.

On February 17, 2000 the Company issued 50,000 chares of Class A Common Stock to Jacobus Reamen and Agnes Schrevres as part of the consideration paid for the capital stock of Metra Metallwerken B. V. B. A. This sale was exempt from registration under Section 4 (2) of the Securities Act of 1933, no public offering being involved.

Item 3.  Defaults Upon Senior Securities.

See note 2 to condendsed consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       27   Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 19, 2000              /s/Jim D. Holland
       -----------------           -------------------------------------
                                   Jim D. Holland
                                   Senior Vice President,
                                   Chief Financial Officer & Treasurer

                                  -18 of 18-