Form 10-Q/A
period 2000-03-31
CMI CORP
filed 2000-08-17
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1



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

Yes  X   No____
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10                        602
Voting Common Stock Par Value $.10                         21,690,886
-------------------------------------------                ----------
    (Title of each class)                         (Outstanding at May 19, 2000)

                                    1 of 20

                                CMI CORPORATION
                              Index to Form 10-Q


                                                            Page
                                                            ----

PART I.  Financial Information

          Explanation for amending                                            3

          Condensed Consolidated Balance Sheets -
            March 31, 2000(Unaudited), December 31, 1999
            and March 31, 1999(Unaudited)                                     4

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2000 and 1999(Unaudited)             5

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Three Months Ended March 31, 2000 (Unaudited), and the
            Years Ended December 31, 1999 and December 31, 1998               6

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999(Unaudited)             7

          Notes to Condensed Consolidated Financial Statements                8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    14

          Quantitative and Qualitative Disclosure About Market Risk          18


PART II.  Other Information

          Item 1.            Legal Proceedings                               18

          Item 2.            Changes in Securities and Use of Proceeds       19

          Item 3.            Defaults Upon Senior Securities                 19

          Item 4.            Submission of Matters to a Vote of              19
                             Security Holders

          Item 5.            Other Information                               19

          Item 6.            Exhibits and Reports on Form 8-K                19

Signatures                                                                   20

                                    2 of 20

                                CMI CORPORATION
                                  FORM 10-Q/A
                                March 31, 2000
                           Explanation for Amending
                           ------------------------


CMI Corporation originally filed its first quarter 2000 Form 10-Q on May 19, 2000. The previously reported first quarter 2000 results have been restated in this amended Form 10-Q as a result of errors detected in accounting for inventories and capitalization of consulting fees. The after-tax effect of the restatement resulting from these items decreased net by approximately $2.05 million, resulting in a net loss of $1.02 million or a 5 cent loss per share compared to net income of $1.02 million or 5 cents per share as previously reported.

The impact of the inventory corrections was a decrease in gross margins of approximately $2.6 million. The Company's gross margin percentage as a result of this restatement was reduced to 19.1 percent from 23.0 percent as previously reported. The impact on marketing and administrative costs as a result of expensing previously capitalized consulting fees was an increase of $653,000.

                                    3 of 20

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                   March 31,   December 31,    March 31,
                                                     2000***      1999*          1999**
                                                  (Unaudited)                 (Unaudited)
                                                  -----------  ------------   -----------
Current assets:
 Cash & cash equivalents                            $ 16,340         12,681       10,516
 Receivables, net                                     45,161         31,257       31,124
 Inventories
  Finished equipment                                  45,687         43,124       34,430
  Work-in-process                                     20,183         20,212       24,210
  Raw materials & parts                               60,515         58,566       49,356
                                                    --------        -------      -------
     Total inventories                               126,385        121,902      107,996
 Other current assets                                  1,073            892          825
 Deferred tax asset                                    6,738          7,400        7,214
                                                    --------        -------      -------
     Total current assets                            195,697        174,132      157,675

Property, plant & equipment                           72,630         69,983       69,926
Less accumulated depreciation                         40,391         38,815       40,681
                                                    --------        -------      -------
 Net property, plant & equipment                      32,239         31,168       29,245

Long-term receivables                                    586            642          331
Marketable securities, at fair value                   1,450          1,417        1,615
Other assets, principally patents and goodwill         9,555          7,516        5,209
Deferred tax assets                                    1,778            600        1,900
                                                    --------        -------      -------

                                                    $241,305        215,475      195,975
                                                    ========        =======      =======

Current liabilities:
 Current maturities of long-term debt               $  6,403          4,551          265
 Long-term debt in technical default                 111,966              -            -
 Accounts payable                                     28,546         22,002       19,825
 Accrued liabilities                                  17,203         16,316       12,718
                                                    --------        -------      -------
     Total current liabilities                       164,118         42,869       32,808

Long-term debt                                             -         94,497       86,984

Common stock & other capital:
 Class A common stock & common stock                   2,169          2,164        2,155
 Other capital                                        75,018         75,945       74,028
                                                    --------        -------      -------
     Total common stock & other capital               77,187         78,109       76,183
                                                    --------        -------      -------

                                                    $241,305        215,475      195,975
                                                    ========        =======      =======

*   Condensed from audited financial statements.
**  As restated.
*** As restated with this Form 10-Q/A
See notes to condensed consolidated financial statements.

                                    4 of 20

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31
                                                         ---------------------
                                                         2000**          1999*
                                                         ----            ----
Net revenues                                            $66,158         52,577
                                                        -------         ------

Costs and expenses:
  Cost of goods sold                                     53,534         40,579
  Marketing and administrative                            9,897          8,418
  Engineering and product development                     2,261          1,839
                                                        -------         ------
                                                         65,692         50,836
                                                        -------         ------

  Operating earnings                                        466          1,741
                                                        -------         ------

Other expense (income):
  Interest expense                                        2,277          1,534
  Interest income                                          (196)          (102)
  Other, net                                                 (3)             -
                                                        -------         ------

Earnings (loss) before income taxes                      (1,612)           309

Income tax expense (benefit)                               (589)           137
                                                        -------         ------

Net earnings (loss)                                     $(1,023)           172
                                                        =======         ======

Share data:
  Weighted average outstanding common shares:
     Basic                                               21,656         21,549

     Diluted                                             21,656         21,740

  Net earnings (loss) per average outstanding share:
     Basic                                              $  (.05)           .01
                                                        =======         ======

     Diluted                                            $  (.05)           .01
                                                        =======         ======

     Dividends per common share                         $     -            .01
                                                        =======         ======

*   As restated
**  As restated with this Form 10-Q/A

See notes to condensed consolidated financial statements.

                                    5 of 20

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                                (in thousands)

                                                                                 Accumulated
                                                        Additional                 Other
                                Class A Common Stock     Paid-in    Treasury   Comprehensive   Retained
                                ---------------------
                                  Shares     Amount      Capital      Stock         Loss       Earnings     Total
                                -----------------------------------------------------------------------------------
Balance December 31, 1997          21,506      $2,151     $49,816       $(32)              -    $18,658    $70,593

Net earnings                            -           -           -          -               -      6,217      6,217

Retirement of treasury stock           (6)          -         (32)        32               -          -          -

Exercise of stock options              49           4         273          -               -          -        277

Dividends paid, common stock
 ($.04 per share)                       -           -           -          -               -       (861)      (861)
                                   ------   ---------  ----------   --------   -------------   --------    -------
Balance December 31, 1998          21,549      $2,155     $50,057       $  -               -    $24,014    $76,226

Net earnings                            -           -           -          -               -      2,489      2,489

Unrealized loss on available
 for sale securities, net of
 tax benefit of $113                    -           -           -          -            (197)         -       (197)
                                                                                                           -------
Comprehensive income                                                                                       $ 2,292

Retirement of voting common
 stock                                  -           -          (1)         -               -          -         (1)

Exercise of stock options              35           3         160          -               -          -        163

Common stock issued                    57           6         394          -               -          -        400

Dividends paid, common stock
 ($.045 per share)                      -           -           -          -               -       (971)      (971)
                                   ------   ---------  ----------   --------   -------------   --------    -------
Balance December 31, 1999          21,641       2,164      50,610          -            (197)    25,532     78,109
  (all remaining information
   is unaudited)

Net loss*                               -           -           -          -               -     (1,023)    (1,023)

Foreign currency translation
 adjustments                            -           -           -          -            (199)         -       (199)
                                                                                                           -------
Comprehensive loss*                                                                                        $(1,222)

Common stock issued                    50           5         295          -               -          -        300

Balance March 31, 2000             21,691      $2,169     $50,905       $  -           $(396)   $24,509    $77,187
                                   ======   =========  ==========   ========   =============   ========    =======

*  As restated with this Form 10-Q/A

See notes to condensed consolidated financial statements.

                                    6 of 20

                       CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                                  Three Months Ended
                                                                                        March 31
                                                                                  -------------------
                                                                                     2000**      1999*
                                                                                     ----        ----
OPERATING ACTIVITIES
 Net earnings (loss)                                                               $ (1,023)      172
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation                                                                        1,070       997
  Amortization                                                                          189        73
  Gain on sale of assets                                                                 (3)        -
  Change in assets and liabilities, net of effects of
  acquisitions of businesses:
     Receivables                                                                    (12,661)   (3,111)
     Inventories                                                                     (2,450)   (5,105)
     Other current assets                                                               (47)       98
     Accounts payable                                                                 6,255    (1,726)
     Accrued liabilities                                                                339    (1,899)
     Deferred income taxes                                                             (516)      (14)
     Long-term receivables                                                               56        25
     Other non-current assets, excluding amortization of goodwill                      (395)       40
                                                                                   --------   -------
 Net cash and cash equivalents used in operating
  activities                                                                         (9,186)  (10,450)
                                                                                   --------   -------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                                             3         -
 Capital expenditures                                                                (1,058)     (695)
 Purchases of marketable securities                                                     (33)      (10)
 Cash paid for business acquisitions                                                 (3,916)        -
                                                                                   --------   -------
 Net cash and cash equivalents used in investing
  activities                                                                         (5,004)     (705)
                                                                                   --------   -------

FINANCING ACTIVITIES
 Payments on long-term debt                                                             (81)      (68)
 Net borrowings on revolving credit note                                             17,930    10,000
 Payment of common stock dividends                                                        -      (215)
                                                                                   --------   -------
 Net cash and cash equivalents provided by
  financing activities                                                               17,849     9,717
                                                                                   --------   -------

Increase (decrease) in cash and cash equivalents                                      3,659    (1,438)

Cash and cash equivalents at beginning of period                                     12,681    11,954
                                                                                   --------   -------

Cash and cash equivalents at end of period                                         $ 16,340    10,516
                                                                                   ========   =======

*  As restated
** As restated with this Form 10-Q/A

See notes to condensed consolidated financial statements.

                                    7 of 20

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

      Previously reported first quarter 2000 results were restated in this amended Form 10-Q as a result of errors in accounting for inventories and capitalization of consulting fees. The after-tax effect of the restatement resulting from these items decreased net income by approximately $2.05 million, resulting in a net loss of $1.02 million or a 5 cent loss per share compared to net income of $1.02 million or 5 cents per share as previously reported.

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

                                    8 of 20

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

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

      The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share (shares in thousands):

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                      2000    1999
                                                     ------  ------
Weighted average number of common shares
  outstanding - basic                                21,656  21,549

Dilutive effect of potential common shares
issuable upon exercise of employee stock
options                                                   -     191
                                                     ------  ------

Weighted average number of common shares
  outstanding - diluted                              21,656  21,740
                                                     ======  ======

                                    9 of 20

                        CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

       Options to purchase 795,000 shares of common stock at $4.13 to $6.94 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

                                   10 of 20

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

       In September 1998, Cedarapids filed a separate suit against the Company in the U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this lawsuit. The Company believes that Cedarapids' claim is without merit and intends to vigorously defend this lawsuit. No reserve has been established for either of the Cedarapids cases as of March 31, 2000.

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


                                   11 of 20

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

                                       Oklahoma     All
                                         City      Other     Total
                                       --------   ------   --------
As of March 31, 2000:
   Total assets                        $193,011   48,294    241,305
                                       ========   ======   ========

Three months ended March 31, 2000:
Net revenues                           $ 51,879   14,279     66,158
Costs and expenses                       51,117   13,343     64,460
                                       --------   ------   --------
Segment measure of operating profit    $    762      936      1,698
                                       ========   ======
General corporate expenses                                   (1,232)
                                                           --------
Operating earnings                                              466

Interest expense                                             (2,277)
Interest income                                                 196
Other, net                                                        3
                                                           --------
   Loss before income taxes                                  (1,612)
Income tax benefit                                             (589)
                                                           --------

Net loss                                                   $ (1,023)
                                                           ========

Capital expenditures                   $    935      123      1,058
                                       ========   ======   ========

Depreciation and amortization          $    941      318      1,259
                                       ========   ======   ========

As of March 31, 1999:
   Total assets                        $167,279   28,696    195,975
                                       ========   ======   ========

Three months ended March 31, 1999:
Net revenues                           $ 44,403    8,174     52,577
Costs and expenses                       40,961    8,450     49,411
                                       --------   ------   --------
 Segment measure of operating
  profit (loss)                        $  3,442     (276)     3,166
                                       ========   ======

     General corporate expenses                              (1,425)
                                                           --------

 Operating earnings                                           1,741

Interest expense                                             (1,534)
Interest income                                                 102
                                                           --------

   Earnings before income taxes                                 309

Income tax expense                                              137
                                                           --------

Net earnings                                               $    172
                                                           ========

Capital expenditures                   $   519       176        695
                                       =======    ======   ========


Depreciation and amortization          $   896       174      1,070
                                       =======    ======   ========

                                   12 of 20

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

                                   13 of 20

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Results of Operations
---------------------

Revenues increased 25.8 percent to $66.2 million for the three months ended March 31, 2000, compared to $52.6 million for the three months ended March 31, 1999. Net revenues for international shipments decreased 2.4 percent to $4.5 million for the three months ended March 31, 2000 compared to $4.6 million for the three months ended March 31, 1999. Net revenues for domestic shipments increased 28.5 percent to $61.7 million for the three months ended March 31, 2000 compared to $48.0 million for the three months ended March 31, 1999. The net loss was $1.02 million, or a 5 cent loss per diluted share, for the three months ended March 31, 2000, compared to net earnings of $172,000, or one cent per diluted share, for the comparable three months ended March 31, 1999.

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

Gross margins for the three months ended March 31, 2000 averaged 19.1 percent compared to 22.8 percent for the three months ended March 31, 1999. Backlog was $58 million at March 31, 2000 compared to $60 million at March 31, 1999.

Marketing and administrative expenses increased $1,479,000 for the three months ended March 31, 2000. As a percentage of net revenues, marketing and administrative expenses were 15.0 percent for the three months ended March 31, 2000, compared to 16.0 percent for the three months ended March 31, 1999. Marketing and administrative expenses increased due to: 1) consulting fees paid to the George Group to evaluate and improve the Company's manufacturing processes, production efficiencies, and sales and marketing operations, with the goal of overhauling the Company's overall business structure, and 2) the additional marketing and administrative expenses of R. M. Barton Co., Inc.

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

Interest expense increased to $2.3 million for the three months ended March 31, 2000, compared to $1.5 million for the three months ended March 31, 1999. The Company's average effective interest rate increased approximately 13 basis points over March 31, 1999, to 8.38% at March 31, 2000. The increase in interest expense is primarily due to additional borrowings on the Company's revolving line of credit, primarily for the increased working capital requirements,

                                   14 of 20
capital spending, and business acquisitions.

The Company's effective tax rate for the three months ended March 31, 2000 and 1999 was approximately 37 percent. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates. The combined effective income tax rate for 1999 was approximately 38 percent.

Liquidity and Capital Resources
-------------------------------

The Company amended its unsecured revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. As of March 31, 2000, the Company had utilized $82 million of the unsecured revolving line of credit, which matures September 2001. In April 2000 $5 million was paid down on the revolving line of credit. The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due.

At March 31, 2000, the Company was not in compliance with certain provisions of its unsecured senior notes agreement and revolving credit agreement. Compliance with the provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. The Company expects the lenders to waive non-compliance with the specific required financial covenants as of March 31, 2000. However, the Company does not expect to be in compliance with the agreements' provisions at June 30, 2000, which noncompliance would permit the lenders to accelerate the Company's debt under the senior notes agreement and the revolving credit agreement. As a result, borrowings under the senior notes agreement and the revolving credit agreement have been classified as current liabilities at March 31, 2000. The Company is currently negotiating modifications to the debt agreements that are expected to include less restrictive financial covenants. Modified agreements are expected to be completed prior to June 30, 2000 and the Company has agreed to grant additional security interest in its receivables, inventories, and certain equipment.

The current ratio at March 31, 2000, was 1.19-to-1 (includes the long-term debt in technical default of $112.0 million) compared to 4.06-to-1 at December 31, 1999, and working capital at March 31, 2000 was $31.6 million compared to $131.3 million at December 31, 1999. The classification of the amounts outstanding under the senior notes agreement and the revolving credit agreement as current liabilities is the primary cause for the change in the current ratio and working capital. Working capital was also impacted by an increase in cash of $3.7 million, an increase in receivables of $13.9 million and, an increase in inventories of $4.5 million partially offset by an increase in other current liabilities of $9.3 million.

Cash used in operating activities for the three months ended March 31, 2000 was $9.2 million compared to cash used in operating activities of $10.5 million for the three months ended March 31, 1999. This decrease was due to increased receivables and increased inventories, which was offset by an increase in current liabilities. The receivable increase from December 31, 1999 is due to the $13.6 million increase in net revenues quarter over quarter.

                                   15 of 20

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

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended March 31, 2000, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $8.5 million of net deferred tax assets will be realized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $18 million to $23 million in future years.

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

                                   16 of 20

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

                                   17 of 20

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

At March 31, 2000, the Company had long-term debt outstanding of $118.4 million. Of this amount, $30 million bears interest at a fixed rate of 7.68%, and $6.4 million bears interest at fixed rates averaging approximately 8.00%. The remaining $82.0 million bears interest at variable rates which averaged approximately 8.08% at March 31, 2000. The Company had $17 million more variable rate borrowings at March 31, 2000 than at December 31, 1999, and the average rate at which the variable rate borrowings accrue interest was 33 basis points (.33%) higher at March 31, 2000 compared to December 31, 1999. A 10% increase in short-term interest rates on the variable rate debt outstanding at March 31, 2000 would approximate 81 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $497,000 for the remainder of the year ending December 31, 2000 assuming borrowed amounts remain outstanding.

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

                                   18 of 20

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

Item 2.  Changes in Securities and Use of Proceeds.

On February 17, 2000 the Company issued 50,000 shares of Class A Common Stock to Jacobus Reamen and Agnes Schrevres as part of the consideration paid for the capital stock of Metra Metaalwerken B. V. B. A. This sale was exempt from registration under Section 4 (2) of the Securities Act of 1933, no public offering being involved.

Item 3.  Defaults Upon Senior Securities.

See note 2 to condensed consolidated financial statements

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K are as follows:

     Exhibit No.
     -----------

     27   Restated Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 2000.

                                   19 of 20

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 15, 2000           /s/ Jim D. Holland
       --------------------        -------------------------------------
                                   Jim D. Holland
                                   Senior Vice President,
                                   Chief Financial Officer & Treasurer

                                   20 of 20