Form 10-Q
period 2000-06-30
CMI CORP
filed 2000-08-21
CIK 21157

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Pursuant To Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2000       Commission file number 1-5951



                                CMI CORPORATION
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Oklahoma                                       73-0519810
------------------------------            --------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)



     I-40 & Morgan Road, P.O. Box 1985
           Oklahoma City, Oklahoma                             73101
 --------------------------------------------              -------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (405) 787-6020



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10                         602
Voting Common Stock Par Value $.10                          21,690,886
------------------------------------------     ---------------------------------
          (Title of each class)                 (Outstanding at August 18, 2000)

                                    1 of 21

                                CMI CORPORATION
                               Index to Form 10-Q

                                                                            Page
                                                                            ----

PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            June 30, 2000(Unaudited), December 31, 1999
            and June 30, 1999(Unaudited)                                     3

          Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 2000
            and 1999(Unaudited)                                              4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Six Months Ended June 30, 2000 (Unaudited), and the
            Years Ended December 31, 1999 and December 31, 1998              5

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2000 and 1999(Unaudited)               6

          Notes to Condensed Consolidated Financial Statements               7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   14

          Quantitative and Qualitative Disclosure About Market Risk         19


PART II.  Other Information

          Item 1.   Legal Proceedings                                       20

          Item 2.   Changes in Securities and Use of Proceeds               20

          Item 3.   Defaults Upon Senior Securities                         20

          Item 4.   Submission of Matters to a Vote of                      21
                    Security Holders

          Item 5.   Other Information                                       21

          Item 6.   Exhibits and Reports on Form 8-K                        21

Signatures                                                                  21

                                    2 of 21

                         PART I - FINANCIAL INFORMATION

                        CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                             June 30     December 31   June 30
                                               2000         1999        1999**
                                           (Unaudited)        *      (Unaudited)
                                           -----------    ---------  -----------
Current assets:
 Cash & cash equivalents                     $ 17,296        12,681      12,427
 Receivables, net                              35,096        31,257      26,305
 Inventories
  Finished equipment                           43,600        43,124      27,558
  Work-in-process                              18,179        20,212      24,310
  Raw materials & parts                        52,353        58,566      52,665
                                             --------       -------     -------
     Total inventories                        114,132       121,902     104,533
 Other current assets                             981           892       1,242
 Deferred tax assets                           10,470         7,400       4,342
                                             --------       -------     -------
     Total current assets                     177,975       174,132     148,849

Property, plant & equipment                    73,462        69,983      71,883
Less accumulated depreciation                  41,557        38,815      41,579
                                             --------       -------     -------
 Net property, plant & equipment               31,905        31,168      30,304

Long-term receivables                             919           642       7,149
Marketable securities, at fair value            1,617         1,417       1,636
Other assets, principally goodwill              9,663         7,516       5,096
Deferred tax assets                             1,778           600       1,900
                                             --------       -------     -------

                                             $223,857       215,475     194,934
                                             ========       =======     =======

Current liabilities:
 Current maturities of long-term debt        $  6,260         4,551         257
 Long-term debt in technical default          110,228             -           -
 Accounts payable                              23,644        22,002      18,257
 Accrued liabilities                           15,171        16,316      13,295
                                             --------       -------     -------
     Total current liabilities                155,303        42,869      31,809

Long-term debt                                      -        94,497      81,919

Common stock & other capital:
 Class A common stock & common stock            2,169         2,164       2,155
 Other capital                                 66,385        75,945      79,051
                                             --------       -------     -------
     Total common stock & other capital        68,554        78,109      81,206
                                             --------       -------     -------

                                             $223,857       215,475     194,934
                                             ========       =======     =======

*  Condensed from audited financial statements.
** As restated
See notes to condensed consolidated financial statements.

                                    3 of 21

                        CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
            (dollars and shares in thousands, except per share data)


                                          Three Months Ended           Six Months Ended
                                               June 30                     June 30
                                         --------------------          -----------------
                                            2000      1999*              2000      1999*
                                          --------    ------            -------   -------

Net Revenues                              $ 63,893    70,781            130,051   123,358
                                          --------    ------            -------   -------

Costs and Expenses:
  Cost of Goods Sold                        59,020    50,459            112,554    91,038
  Marketing and Administrative              11,784     8,714             21,681    17,132
  Engineering and Product Development        2,883     1,896              5,144     3,735
                                          --------    ------            -------   -------

                                            73,687    61,069            139,379   111,905
                                          --------    ------            -------   -------

Operating earnings (loss)                   (9,794)    9,712             (9,328)   11,453
                                          --------    ------            -------   -------

Other Expense (Income):
  Interest Expense                           2,598     1,635              4,875     3,169
  Interest Income                             (329)     (205)              (525)     (307)
  Other, net                                   (98)       (7)              (101)       (7)
                                          --------    ------            -------   -------

Earnings (loss) before income taxes        (11,965)    8,289            (13,577)    8,598

Income Tax Expense (Benefit)                (3,645)    3,050             (4,234)    3,187
                                          --------    ------            -------   -------

Net Earnings (Loss)                       $ (8,320)    5,239             (9,343)    5,411
                                          ========    ======            =======   =======

Share Data:
Weighted Average outstanding
       common shares:
           Basic                            21,641    21,551             21,649    21,550

           Diluted                          21,641    21,846             21,649    21,793

   Net earnings (loss) per average
       outstanding share:
           Basic                            $(0.38)     0.24              (0.43)     0.25
                                          ========    ======            =======   =======

           Diluted                          $(0.38)     0.24              (0.43)     0.25
                                          ========    ======            =======   =======

   Dividends per common share             $      -      0.01                  -      0.02
                                          ========    ======            =======   =======

* As restated
See notes to condensed consolidated financial statements.

                                    4 of 21

                        CMI CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                     (in thousands, except per share data)

                                                                                Accumulated
                                                       Additional                  Other
                                Class A Common Stock     Paid-in    Treasury   Comprehensive   Retained
                                ---------------------
                                  Shares     Amount      Capital      Stock         Loss       Earnings     Total
                                ----------  ---------  -----------  ---------  --------------  ---------  ---------

Balance December 31, 1997          21,506      $2,151     $49,816       $(32)              -    $18,658    $70,593

Net earnings                            -           -           -          -               -      6,217      6,217

Retirement of treasury stock           (6)          -         (32)        32               -          -          -

Exercise of stock options              49           4         273          -               -          -        277

Dividends paid, common stock
 ($.04 per share)                       -           -           -          -               -       (861)      (861)
                                ---------   ---------  ----------   --------   -------------   --------    -------

Balance December 31, 1998          21,549      $2,155     $50,057       $  -               -    $24,014    $76,226

Net earnings                            -           -           -          -               -      2,489      2,489

Unrealized loss on available
 for sale securities, net of
 tax benefit of $113                    -           -           -          -            (197)         -       (197)
                                                                                                           -------

Comprehensive income                                                                                       $ 2,292

Retirement of voting common
 stock                                  -           -          (1)         -               -          -         (1)

Exercise of stock options              35           3         160          -               -          -        163

Common stock issued                    57           6         394          -               -          -        400

Dividends paid, common stock
 ($.045 per share)                      -           -           -          -               -       (971)      (971)
                                ---------   ---------  ----------   --------   -------------   --------    -------

Balance December 31, 1999          21,641       2,164      50,610          -            (197)    25,532     78,109
  (all remaining information
   is unaudited)

Net loss                                -           -           -          -               -     (9,343)    (9,343)

Unrealized gain on available
 for sale securities, net of
 taxes of $48                           -           -           -          -              85          -         85

Foreign currency translation
 adjustments                            -           -           -          -            (597)         -       (597)
                                                                                                           -------

Comprehensive loss                                                                                         $(9,855)

Common stock issued                    50           5         295          -               -          -        300
                                ---------   ---------  ----------   --------   -------------   --------    -------

Balance June 30, 2000              21,691      $2,169     $50,905       $  -           $(709)   $16,189    $68,554
                                =========   =========  ==========   ========   =============   ========    =======

See notes to condensed consolidated financial statements.

                                    5 of 21

                        CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                              Six Months Ended
                                                                                  June 30
                                                                             ------------------
                                                                                2000     1999*
                                                                              -------   ------
OPERATING ACTIVITIES
 Net earnings (loss)                                                          $(9,343)   5,411
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
  Depreciation                                                                  2,227    2,024
  Amortization                                                                    322      149
  Gain on sale of assets                                                         (101)      (7)
  Change in assets and liabilities, net of effects of
  acquisitions of businesses:
     Receivables                                                               (2,596)   1,708
     Inventories                                                                9,803   (1,642)
     Other current assets                                                          45     (319)
     Accounts payable                                                           1,353   (3,294)
     Accrued liabilities                                                       (1,693)  (1,322)
     Deferred income taxes                                                     (4,296)   2,858
     Long-term receivables                                                       (277)  (6,793)
     Other non-current assets, excluding
      amortization
     of goodwill                                                               (1,037)      77
                                                                              -------   ------
 Net cash and cash equivalents used in operating
  activities                                                                   (5,593)  (1,150)
                                                                              -------   ------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                                    109       20
 Purchases of marketable securities                                              (67)     (31)
 Cash paid for business acquisitions                                          (3,916)       -
 Capital expenditures                                                         (1,886)  (2,794)
                                                                             -------   ------
 Net cash and cash equivalents used in investing
  activities                                                                  (5,760)  (2,805)
                                                                             -------   ------

FINANCING ACTIVITIES
 Payments on long-term debt                                                     (222)    (141)
 Borrowings on long-term debt                                                  3,373        -
 Net borrowings on revolving credit note                                      12,817    5,000
 Payment of common stock dividends                                                 -     (431)
                                                                             -------   ------
 Net cash and cash equivalents provided by
  financing activities                                                        15,968    4,428
                                                                             -------   ------

Increase in cash and cash equivalents                                          4,615      473

Cash and cash equivalents at beginning of period                              12,681   11,954
                                                                             -------   ------

Cash and cash equivalents at end of period                                   $17,296   12,427
                                                                             =======   ======

* As restated
See notes to condensed consolidated financial statements.

                                    6 of 21

                        CMI CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with generally accepted accounting principles applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of June 30, 2000 and 1999 and for the interim periods ended June 30, 2000 and 1999 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

       In the fourth quarter of 1999, the Company modified its revenue recognition policy with respect to sales of asphalt plants for which the customer had taken ownership but which had not been shipped at the customer's request. Previously reported second quarter 1999 results have been restated to reflect this revenue recognition policy change. The after-tax effect of the restatement resulting from revenue recognition issues increased net income from that previously reported in the second quarter 1999 Form 10-Q by approximately $90,000.

(2) At June 30, 2000, the Company was not in compliance with certain provisions of its unsecured senior notes agreement and its revolving credit agreement. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. In addition, the Company does not expect to be in compliance with the agreements' provisions at September 30, 2000. This noncompliance permits the lenders to accelerate the Company's debt under the senior notes agreement and the revolving credit agreement. As a result, borrowings under the senior notes agreement and the revolving credit agreement have been classified as current liabilities at June 30, 2000. The Company is currently negotiating with its lenders to restructure its debt in the form of a less restrictive, fully collateralized, asset based loan agreement. Restructured debt agreements are expected to be completed in 2000, and the Company has agreed to grant security interests in its receivables, inventories, and certain equipment. Based solely on discussions with the lenders, management believes the Company will have the ability to utilize the revolving line-of-credit to fund working capital needs; however, no formal amendments or agreements have been reached with the lenders.

(3) The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.

(4)    Reclassifications
       -----------------
       Certain reclassifications have been made to the prior interim period to conform to the 2000 presentation.

                                    7 of 21

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

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

       At June 30, 2000 the Company was contigently liable as guarantor for certain accounts receivable sold with recourse of approximately $3.1 million through September 2009.

(6)  Earnings Per Share
     ------------------

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

       The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share (shares in thousands):

                                            Three Months Ended          Six Months Ended
                                                 June 30                    June 30
                                           ---------------------        -----------------
                                               2000      1999              2000    1999
                                              ------    ------            ------  ------
       Weighted average number of
         Common shares outstanding-basic      21,641    21,551            21,649  21,550

       Dilutive effect of potential
         common shares issuable upon
         exercise of employee stock
         options                                   -       295                 -     243
                                              ------    ------            ------  ------

       Weighted average number of
         common shares outstanding -
         diluted                              21,641    21,846            21,649  21,793
                                              ======    ======            ======  ======

                                    8 of 21

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


       Options to purchase 295,000 shares of common stock at $4.13 to $6.81 per share were outstanding at June 30, 2000. The dilutive effect of potential common shares issuable upon exercise of employee stock options was 844 shares and 26,865 shares for the three months and six months ended June 30, 2000, respectively, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.


(7)    Litigation
       ----------

       Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing Cedarapids' patent. Cedarapids subsequently filed a counterclaim against the Company seeking damages in excess of $43 million, alleging that the Company's patented Triple Drum Mixer product design infringes on a patent held by Cedarapids. In July 1999, the court granted Cedarapids' motion for partial summary judgment, and ruled that the Company's Triple Drum Mixer product design literally infringes certain claims of the Cedarapids' patent. The court's judgment is limited to the issue of infringement and not the issue of validity. The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. In March 2000, at the court's invitation, the Company filed a motion for summary judgment on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The trial of this lawsuit was completed in April 2000. The Company expects a ruling from the court by December 2000.


       In September 1998, Cedarapids filed a separate suit against the Company in the U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this lawsuit. The Company believes that Cedarapids' claim is without merit and intends to vigorously defend this lawsuit. No reserve has been established for either of the Cedarapids cases as of June 30, 2000.


       The Company has capitalized approximately $1.8 million in legal fees incurred in defense of the Triple Drum patent. These costs will be expensed in the case of an unfavorable outcome of the lawsuit pending in the Western District of Oklahoma or amortized over the remaining life of the patent if the Company is successful in its defense of this lawsuit.

                                    9 of 21

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


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



(8)    Segment Information
       -------------------

       The Company currently manages its business by operating location. As such, the Company identifies its segments based on its individual manufacturing facilities. The Company has one reportable segment, its main Oklahoma City manufacturing facility. The Oklahoma City facility and other manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products.



       The specific products manufactured at the Oklahoma City plant are as follows: mobile equipment - the Company's primary line of concrete paving systems, pavement profiling and reclaiming/stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; and materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The products manufactured at the "Other" facilities include concrete batching plants, which fall into the processing equipment category, and light weight grading and concrete paving and finishing machines, custom heavy hauling and heavy-duty trailers, and small utility sized pavement profilers and pavement reclaiming machines, all of which fall into the mobile equipment category.



       Following is certain financial information (dollars in thousands) regarding the Company's Oklahoma City facility and all other manufacturing facilities. The revenues reported below are all from external customers. General corporate expenses are not allocated to the operating segments; rather, such expenses are included as a reconciling item to reported operating earnings.

                                                 Oklahoma     All
                                                   City      Other    Total
                                              -------------------------------

       As of June 30, 2000:
          Total assets                           $177,483     46,374 223,857
                                                  =======    ======= =======

                                   10 of 21

                        CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


                                     Oklahoma    All
                                        City    Other    Total
                                     ---------------------------

Three months ended June 30, 2000:
Net revenues                         $ 47,384   16,509   63,893
Costs and expenses                     55,688   15,864   71,372
                                     --------  -------  -------

 Segment measure of operating
  profit (loss)                      $ (8,304)     825   (7,479)
                                     ========  =======

   General corporate expenses                            (2,315)
                                                       --------

 Operating loss                                          (9,794)

Interest expense                                         (2,598)
Interest income                                             329
Other, net                                                   98
                                                       --------
 Loss before income taxes                               (11,965)

 Income tax benefit                                      (3,645)
                                                       --------

Net loss                                               $ (8,320)
                                                       ========

Capital expenditures                 $    508      320      828
                                     ========  =======  =======

Depreciation and amortization        $    940      350    1,290
                                     ========  =======  =======

                                     Oklahoma    All
                                        City    Other    Total
                                     ---------------------------
As of June 30, 1999:
  Total assets                       $164,179   30,755  194,934
                                     ========  =======  =======

Three months ended June 30, 1999:
Net revenues                         $ 57,830   12,951   70,781
Costs and expenses                     47,846   11,837   59,683
                                     --------  -------  -------

 Segment measure of operating profit  $ 9,984    1,114   11,098
                                     ========  =======  =======

   General corporate expenses                            (1,386)
                                                        -------

 Operating earnings                                       9,712

Interest expense                                         (1,635)
Interest income                                             205
Other, net                                                    7
                                                       --------
 Earnings before income taxes                             8,289
 Income tax expense                                       3,050
                                                       --------

Net earnings                                           $  5,239
                                                       ========

Capital expenditures                 $  1,942      157    2,099
                                     ========  =======  =======

Depreciation and amortization        $    935      168    1,103
                                     ========  =======  =======

                                   11 of 21

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

                                                 Oklahoma    All
                                                   City     Other    Total
                                                 --------------------------

Six months ended June 30, 2000:
Net revenues                                      $ 99,263   30,788   130,051
Costs and expenses                                 106,805   29,027   135,832
                                                  --------   ------  --------
 Segment measure of operating
  profit (loss)                                   $ (7,542)   1,761    (5,781)
                                                  ========   ======

            General corporate expenses                                 (3,547)
                                                                     --------

 Operating loss                                                        (9,328)

Interest expense                                                       (4,875)
Interest income                                                           525
Other, net                                                                101
                                                                     --------
 Loss before income taxes                                             (13,577)

Income tax benefit                                                     (4,234)
                                                                     --------

Net loss                                                             $ (9,343)
                                                                     ========

Capital expenditures                              $  1,443      443     1,886
                                                  ========   ======  ========

Depreciation and amortization                     $  1,882      667     2,549
                                                  ========   ======  ========

                                                 Oklahoma    All
                                                   City     Other    Total
                                                 --------------------------

Six months ended June 30, 1999:
Net revenues                                      $102,233  21,125  123,358
Costs and expenses                                  88,808  20,287  109,095
                                                  --------  ------  -------

 Segment measure of operating profit              $ 13,425     838   14,263
                                                  ========  ======


            General corporate expenses                                (2,810)
                                                                     -------

 Operating earnings                                                   11,453


Interest expense                                                      (3,169)
Interest income                                                          307
Other, net                                                                 7
                                                                     -------

 Earnings before income taxes                                          8,598

Income tax expense                                                     3,187
                                                                     -------

Net earnings                                                          $5,411
                                                                     =======

Capital expenditures                                $2,461     333     2,794
                                                  ========  ======   =======

Depreciation and amortization                       $1,831     342     2,173
                                                  ========  ======   =======

                                   12 of 21

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     At June 30, 2000 the Company had one operating location in the United Kingdom and another in Belgium. The United Kingdom location serves as a sales office and has approximately $224,000 of assets comprised primarily of inventory, receivables, and property, plant and equipment. The Belgium location, which manufactures a high-tech line of midrange concrete slipform pavers, has approximately $5.2 million of assets comprised primarily of receivables, inventories, property, plant and equipment, intangibles, and other assets. At June 30, 2000 all remaining assets were located in the United States.

     Revenues for products were as follows (dollars in thousands):

                                                 Three Months Ended  Six Months Ended
                                                      June 30            June 30
                                                 -----------------   ----------------
                                                    2000     1999      2000     1999
                                                  -------   ------   -------  -------
      Mobile Equipment                            $23,384   30,070    48,363   49,797
      Material Processing Equipment                30,560   32,228    63,493   60,955
      Parts and Used Equipment                      9,949    8,483    18,195   15,606
                                                  -------   ------   -------  -------
                                                  $63,893   70,781   130,051  123,358
                                                  =======   ======   =======  =======

(9)  Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest was $4.5 million for the six months ended June 30, 2000 compared to $2.8 million for the six months ended June 30, 1999. Cash paid for income taxes was $150,000 for the six months ended June 30, 2000 compared to $288,000 for the six months ended June 30, 1999.

                                   13 of 21

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues decreased 9.7 percent to $63.9 million for the three months ended June 30, 2000, compared to $70.8 million for the three months ended June 30, 1999. Revenues for international shipments increased 80.2 percent to $5.8 million for the three months ended June 30, 2000 compared to $3.2 million for the three months ended June 30, 1999. Revenues for domestic shipments (includes Canadian revenues) decreased 14.0 percent to $58.1 million for the three months ended June 30, 2000 compared to $67.6 million for the three months ended June 30, 1999. The Company's net loss was $8.3 million, or 38 cents per share, for the three months ended June 30, 2000, compared to net earnings of $5.2 million, or 24 cents per share, for the three months ended June 30, 1999.

Revenues increased 5.4 percent to $130.1 million for the six months ended June 30, 2000, compared to $123.4 million for the six months ended June 30, 1999. Revenues for international shipments increased 19.1 percent to $9.3 million for the six months ended June 30, 2000 compared to $7.8 million for the six months ended June 30, 1999. Revenues for domestic shipments increased 4.5 percent to $120.8 million for the six months ended June 30, 2000 compared to $115.6 million for the six months ended June 30, 1999. The Company's net loss was $9.3 million, or 43 cents per share, for the six months ended June 30, 2000, compared to net earnings of $5.4 million, or 25 cents per share, for the six months ended June 30, 1999.

The Company's revenue increase year over year consisted of a $10.0 million increase in the Company's hot mix asphalt production systems, a $4.3 million increase in the Company's trailer line and a $1.4 million increase in component revenue. Revenue also increased $5.3 million due to the acquisition of R. M. Barton Co., Inc. in January 2000 and the acquisition of Drion Constructie B.V.B.A. in October 1999. These increases were offset by declines in the Company's soil remediation product line of $4.4 million, Roto-Mill product line of $1.1 million, reclaiming and stabilizing equipment line of $6.6 million, and its landfill compaction equipment line of $2.3 million. The decrease in the three months ended revenues as compared to the prior year is due to a decrease in mobile equipment sales.

Gross margins for the three months ended June 30, 2000 averaged 7.6 percent compared to 28.7 percent for the three months ended June 30, 1999. Gross margins for the six months ended June 30, 2000 averaged 13.5 percent compared to
26.2 percent for the six months ended June 30, 1999. The decline in margins is due to inventory write downs of approximately $5.2 million taken in the second quarter. In addition, margins were adversely impacted by $1.5 million due to equipment sold during the second quarter of 1999 which was returned during the second quarter of 2000. Margins were further adversely impacted by the change in product mix (lower percentage of mobile equipment revenues which experience higher margins) during the second quarter of 2000.

                                   14 of 21

The Company's inventory build up over the past two years has impacted the Company's financing (the Company has maintained higher debt levels to finance the inventory) and has increased the risk of possible obsolescence. Cash flow is important to the Company at this time, in light of the current year operating losses and its high level of bank debt. As such, the Company's plan is to turn much of this inventory to cash. Management is continuing a widespread investigation of inventory items which are no longer used in the manufacturing process for items in the current production schedule. If these particular parts cannot be used or sold by the parts department, the Company plans to utilize alternative options to liquidate this inventory. In this way, the Company would reduce inventory levels and improve cash flows. Because of this change in circumstances, the Company reevaluated its inventory reserves and established market value estimates based on transactions in the short term, rather than the amounts which the Company could realize if it held these inventories for extended periods.

Marketing and administrative expenses increased $3.1 million for the comparable three months ended June 30, 2000, and increased $4.5 million for the comparable six months ended June 30, 2000. As a percentage of revenues, marketing and administrative expenses were 18.4 percent for the three months ended June 30, 2000, compared to 12.3 percent for the three months ended June 30, 1999, and were 16.7 percent for the six month period ended June 30, 2000 compared to 13.9 percent for the six month period ended June 30, 1999. The increase in marketing and administrative expenses over the prior year is attributable to higher legal fees, consulting fees, fees associated with acquisitions not consummated, employee severance costs and the additional marketing and administrative expenses of R. M. Barton Co., Inc. and CMI Belgium. The legal fees are primarily associated with the litigation with Cedarapids, Inc. The Company expects legal fees to remain high during the duration of the litigation with Cedarapids, Inc. The consulting fees are primarily associated with the George Group, a consulting firm used by the Company to assist with business process reengineering. The contract with the George Group was terminated in May 2000. The Company conducted an extensive operations review in May 2000. Based on this review it determined that the Company's overhead costs had risen beyond levels which could be tolerated given the Company's industry, history and volume of business the Company was achieving. Cost cuts of approximately $4.8 million in marketing and administrative expenses have been made by reducing administrative overhead, consulting services and other non-essential costs. These cost cuts were achieved through reductions in salaries and discretionary spending.

Engineering and product development expenses increased $1.0 million for the three months ended June 30, 2000, and increased $1.4 million for the six months ended June 30, 2000. As a percentage of revenues, engineering and product development expenses were 4.5 percent for the three months ended June 30, 2000, compared to 2.7 percent for the three months ended June 30, 1999, and were 4.0 percent for the six months ended June 30, 2000, compared to 3.0 percent for the six months ended June 30, 1999. Engineering and product development expenses increased due to new development and enhancements in the Company's reclaiming and stabilizing machines, Roto-Mills and grinding machines. In addition costs increased due to design changes and enhancements to the Series 3000 and 6000 concrete pavers.

                                   15 of 21

Interest expense increased to $2.6 million for the three months ended June 30, 2000, compared to $1.6 million for the three months ended June 30, 1999, and increased to $4.9 million for the six months ended June 30, 2000, compared to $3.2 million for the six months ended June 30, 1999. The increase in interest expense over last year was due to an increase in the effective interest rate of approximately 210 basis points and due to additional borrowings on the Company's revolving line of credit, primarily for the increased working capital requirements required during the first half of the year and recent acquisitions of R.M. Barton Co., Inc. and Metra Metaalwerken B.V.B.A.

Liquidity and Capital Resources
-------------------------------

The Company amended its revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. As of June 30, 2000, the Company had utilized $77 million of the unsecured revolving line of credit, which matures September 2001. The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due.

At June 30, 2000, the Company was not in compliance with certain provisions of its unsecured senior notes agreement and its revolving credit agreement. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. In addition, the Company does not expect to be in compliance with the agreements' provisions at September 30, 2000. This noncompliance permits the lenders to accelerate the Company's debt under the senior notes agreement and the revolving credit agreement. As a result, borrowings under the senior notes agreement and the revolving credit agreement have been classified as current liabilities at June 30, 2000. The Company is currently negotiating with its lenders to restructure its debt in the form of a less restrictive, fully collateralized, asset based loan agreement. Restructured debt agreements are expected to be completed in 2000, and the Company has agreed to grant security interests in its receivables, inventories, and certain equipment. Based solely on discussions with the lenders management believes the Company will have the ability to utilize the revolving line-of-credit to fund working capital needs; however, no formal amendments or agreements have been reached with the lenders.

The current ratio at June 30, 2000 was 1.15-to-1 (includes the long-term debt in technical default of $110.2 million) compared to 4.06-to-1 at December 31, 1999. Working capital at June 30, 2000 was $22.7 million compared to $131.3 million at December 31, 1999. The classification of the amounts outstanding under the senior notes agreement and the revolving credit agreement as current liabilities is the primary cause for the change in the current ratio and working capital.

Cash used in operating activities for the six months ended June 30, 2000 was $5.6 million compared to cash used in operating activities of $1.2 million for the six months ended June 30, 1999. As stated in note 3 to the condensed consolidated financial statements, the Company operates in a seasonal business which normally results in increased working capital requirements and thus cash being used in operations to fund increased inventory levels and outstanding receivable balances

                                   16 of 21
during the early part of each year. Financing activities for the six months ended June 30, 2000 provided approximately $16.0 million, which included $12.8 million of borrowings from the Company's revolving line of credit which was primarily used to fund working capital needs, capital expenditures and the recent acquisitions of R.M. Barton Co., Inc. and Metra Metaalwerken B.V.B.A.

Capital expenditures for the six months ended June 30, 2000 were $1.9 million compared to $2.8 million for the six months ended June 30, 1999. Capital expenditures are budgeted at $2.3 million for the remainder of 2000 and are expected to be financed using internally generated funds. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies.

Due to the Company's current year net loss the Board of Directors has decided to suspend the Company's semi-annual dividend until business conditions improve.

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended June 30, 2000, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $12.2 million tax effect of future tax deductions and credits will be utilized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $33 million to $35 million in future years.

The net loss generated year to date at June 30, 2000 has resulted in the Company reassessing the likelihood of it being able to utilize certain tax credits that are set to expire at the end of 2000 and 2001. The Company has determined that it is unlikely that $520,000 in tax credits set to expire at the end of 2000 and $388,000 in credits set to expire at the end of 2001 will be able to be utilized to offset future taxable income. Therefore, an adjustment of $648,000 was made in the second quarter to establish a valuation allowance against these deferred tax assets. The valuation allowance established includes the effect of the tax credits to expire in 2001, and the effect on the Company's estimated annual tax rate for 2000 and the application of that estimated effective tax rate to pre-tax loss for the six months ended June 30, 2000 for the tax credits to expire in 2000.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," (SAB 101). SAB 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC delayed the required implementation of SAB 101 until the fourth quarter of 2000. The Company has not yet determined the impact on its

                                   17 of 21
financial position or results of operations of adopting SAB 101 in the fourth quarter of 2000, which will be accomplished through a cumulative effect adjustment determined as of January 1, 2000.

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). Among other things, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company upon adoption.

Federal Highway Legislation
---------------------------

The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next four to five years. Management believes that the Company's investment in capital improvements and plant modernization efforts will have the Company well positioned to take advantage of the anticipated increased business as a result of this legislation.

                                   18 of 21

Forward-Looking Statements
--------------------------

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. As with any future event, there can be no assurance that the events described in forward-looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking-statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, highway funding, restructuring of existing debt agreements, adverse weather conditions, general economic conditions and political changes both domestically and overseas.

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

At June 30, 2000, the Company had long-term debt outstanding of $116.5 million. Of this amount, $30 million bears interest at a fixed rate of 7.68 percent, and $9.5 million bears interest at fixed rates averaging approximately 8.5 percent. The remaining $77.0 million bears interest at variable rates which averaged approximately 8.53 percent at June 30, 2000. The Company had $12.8 million more variable rate borrowings at June 30, 2000 than at December 31, 1999, and the average rate at which the variable rate borrowings accrued interest was 78 basis points (.78%) higher at June 30, 2000 compared to December 31, 1999. A 10 percent increase in short-term interest rates on the variable rate debt outstanding at June 30, 2000 would approximate 85 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $328,000 for the remainder of the year ending December 31, 2000 assuming borrowed amounts remain constant.

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

                                   19 of 21

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing Cedarapids' patent. Cedarapids subsequently filed a counterclaim against the Company seeking damages in excess of $43 million, alleging that the Company's patented Triple Drum Mixer product design infringes on a patent held by Cedarapids. In July 1999, the court granted Cedarapids' motion for partial summary judgment, and ruled that the Company's Triple Drum Mixer product design literally infringes certain claims of the Cedarapids' patent. The court's judgment is limited to the issue of infringement and not the issue of validity. The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. In March 2000 at the court's invitation, the Company filed a motion for summary judgment on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The trial of this lawsuit was completed in April 2000. The Company expects a ruling from the court by December 2000.

In September 1998, Cedarapids filed a separate suit against the Company in the
U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this lawsuit. The Company believes Cedarapids' claim is without merit and intends to vigorously defend this lawsuit. No reserve has been established for either of the Cedarapids cases as of June 30, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

See note 2 to condensed consolidated financial statements.

                                   20 of 21

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 2, 2000, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The items of business considered at the annual meeting were as follows:

1. The election of Joseph J. Finn-Egan, Jeffrey A. Lipkin, and J. Larry Nichols to serve as directors of the Company for a term of three years.

2.  The approval of the CMI Corporation Deferred Compensation Plan.

At the annual meeting, 19,866,691 votes were cast by the shareholders FOR the election of Mr. Finn-Egan and 276,631 votes were WITHHELD; 19,867,091 votes were cast by the shareholders FOR the election of Mr. Lipkin and 276,231 votes were WITHHELD; and 19,086,991 votes were cast by the shareholders FOR the election of Mr. Nichols and 1,056,331 votes were WITHHELD.

19,768,500 votes were cast by the shareholders FOR the approval of the CMI Corporation Deferred Compensation Plan, 337,221 votes AGAINST, and 37,601 votes ABSTAINED.

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       -----------

       27   Financial Data Schedule

(b) The Company filed a report on Form 8-K on May 8, 2000 to announce the resignation of Mr. Tom Engelsman as Chief Executive Officer and as a director of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 21, 2000       /s/Jim D. Holland
       ---------------------    -------------------------------------
                                Jim D. Holland
                                Senior Vice President,
                                Chief Financial Officer & Treasurer

                                   21 of 21