Form 10-Q
period 2000-09-30
CMI CORP
filed 2000-11-14
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant To Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000  Commission file number 1-5951

                               CMI CORPORATION
                               -----------------
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

Yes  X   No
    ---    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10                       602
Voting Common Stock Par Value $.10                        21,690,886
------------------------------------------    ----------------------------------
        (Title of each class)                 (Outstanding at November 13, 2000)

                                    1 of 21

                                CMI CORPORATION
                              Index to Form 10-Q

                                                                                              Page
                                                                                              ----
PART I.  Financial Information

                  Condensed Consolidated Balance Sheets -
                      September 30, 2000(Unaudited), December 31, 1999
                      and September 30, 1999(Unaudited)                                           3

                  Condensed Consolidated Statements of Operations -
                      Three Months and Nine Months Ended September 30, 2000
                      and 1999(Unaudited)                                                         4

                  Condensed Consolidated Statements of Changes in Common
                      Stock and Other Capital -
                      Nine Months Ended September 30, 2000 (Unaudited), and the
                      Years Ended December 31, 1999 and December 31, 1998                         5

                  Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2000 and 1999(Unaudited)                    6

                  Notes to Condensed Consolidated Financial Statements                            7

                  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                              14

                  Quantitative and Qualitative Disclosure About Market Risk                      19


PART II.          Other Information

                  Item 1.        Legal Proceedings                                               20

                  Item 2.        Changes in Securities and Use of Proceeds                       20

                  Item 3.        Defaults Upon Senior Securities                                 20

                  Item 4.        Submission of Matters to a Vote of                              20
                                 Security Holders

                  Item 5.        Other Information                                               21

                  Item 6.        Exhibits and Reports on Form 8-K                                21

Signatures                                                                                       21

                                    2 of 21

                         PART I - FINANCIAL INFORMATION

                        CMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                             September 30        December 31    September 30
                                                  2000              1999          1999**
                                              (Unaudited)           *           (Unaudited)
                                              -----------      -----------     ------------
Current assets:
   Cash & cash equivalents                       $ 14,229            12,681           11,365
   Receivables, net                                30,005            31,257           34,005
   Inventories
     Finished equipment                            46,123            43,124           29,786
     Work-in-process                               18,091            20,212           18,564
     Raw materials & parts                         50,886            58,566           58,135
                                                  -------           -------          -------
         Total inventories                        115,100           121,902          106,485
   Other current assets                               944               892            1,873
   Deferred tax assets                              6,700             7,400            4,174
                                                  -------           -------          -------
         Total current assets                     166,978           174,132          157,902

Property, plant & equipment                        75,503            69,983           68,255
Less accumulated depreciation                      42,693            38,815           38,020
                                                  -------           -------          -------
   Net property, plant & equipment                 32,810            31,168           30,235

Long-term receivables                                 921               642            2,095
Marketable securities, at fair value                1,655             1,417            1,696
Other assets, principally goodwill                 10,822             7,516            4,985
Deferred tax assets                                 5,828               600            1,900
                                                  -------           -------          -------

                                                 $219,014           215,475          198,813
                                                  =======           =======          =======
Current liabilities:
 Current maturities of long-term debt            $ 10,623             4,551              278
 Long-term debt in default                        106,341               -                -
   Accounts payable                                16,944            22,002           16,651
   Accrued liabilities                             17,667            16,316           13,703
                                                  -------           -------          -------
         Total current liabilities                151,575            42,869           30,632

Long-term debt                                        -              94,497           86,850

Minority Interest                                     507                 -                -

Common stock & other capital:
   Class A common stock & common stock              2,169             2,164            2,155
   Other capital                                   64,763            75,945           79,176
                                                  -------           -------          -------
         Total common stock & other capital        66,932            78,109           81,331
                                                  -------           -------          -------

                                                 $219,014           215,475          198,813
                                                  =======           =======          =======

* Condensed from audited financial statements. ** As restated See notes to condensed consolidated financial statements.

                                    3 of 21

                        CMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            (dollars and shares in thousands, except per share data)

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30                 September 30
                                                               -------------------          ------------------
                                                               2000          1999*          2000         1999*
                                                               ----          -----          ----         -----
Net revenues                                                $  46,864         53,392       176,915       176,750
                                                            ---------       --------     ---------     ---------
Costs and expenses:
  Cost of goods sold                                           35,692         39,266       148,246       130,304
  Marketing and administrative                                  8,512         10,027        30,193        27,159
  Engineering and product development                           1,943          2,362         7,087         6,097
                                                            ---------       --------     ---------     ---------
                                                               46,147         51,655       185,526       163,560
                                                            ---------       --------     ---------     ---------
Operating earnings (loss)                                         717          1,737        (8,611)       13,190


Other expense (income):
  Interest expense                                              3,054          1,603         7,929         4,772
  Interest income                                                (430)          (423)         (955)         (730)
  Minority interest                                                50              -            50             -
  Other, net                                                        2             57           (99)           50
                                                            ---------       --------     ---------     ---------

Earnings (loss) before income taxes                            (1,959)           500       (15,536)        9,098

Income tax expense (benefit)                                     (477)           169        (4,711)        3,356
                                                            ---------       --------     ---------      --------

Net earnings (loss)                                         $  (1,482)           331       (10,825)        5,742
                                                            =========       ========     =========      ========

Share data:
Weighted average outstanding
       Common shares:
          Basic                                                21,691         21,552        21,680        21,551

          Diluted                                              21,691         21,875        21,680        21,820

    Net earnings (loss) per average Outstanding share:
          Basic                                             $   (0.07)          0.02         (0.50)         0.27
                                                            =========       ========     =========      ========
          Diluted                                           $   (0.07)          0.02         (0.50)         0.26
                                                            =========       ========     =========      ========
    Dividends per common share                              $       -           0.01             -          0.03
                                                            =========       ========     =========      ========

* As restated
See notes to condensed consolidated financial statements.

                                    4 of 21

                        CMI CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                                AND OTHER CAPITAL
                      (in thousands, except per share data)

                                                                                              Accumulated
                                          Class A Common Stock    Additional                      Other
                                          --------------------     Paid-in       Treasury     Comprehensive  Retained
                                           Shares     Amount       Capital         Stock           Loss      Earnings   Total
                                          --------------------------------------------------------------------------------------
Balance December 31, 1997                  21,506      $2,151       $49,816          $ (32)           -       $18,658     $70,593

Net earnings                                    -           -             -              -            -         6,217       6,217

Retirement of treasury stock                   (6)          -           (32)            32            -             -           -

Exercise of stock options                      49           4           273              -            -             -         277

Dividends paid, common stock
   ($.04 per share)                             -           -             -              -            -          (861)       (861)
                                          -------       -----        ------           ----       ------        ------      ------
Balance December 31, 1998                  21,549      $2,155       $50,057          $   -            -       $24,014     $76,226

Net earnings                                    -           -             -              -            -         2,489       2,489

Unrealized loss on available
   for sale securities, net of
   tax benefit of $113                          -           -             -              -         (197)            -        (197)
                                                                                                                           ------
Comprehensive income                                                                                                       $2,292

Retirement of voting common
   stock                                        -           -            (1)             -            -             -          (1)

Exercise of stock options                      35           3           160              -            -             -         163

Common stock issued                            57           6           394              -            -             -         400

Dividends paid, common stock
   ($.045 per share)                            -           -             -              -            -          (971)       (971)
                                          -------      ------       -------           ----       ------       -------      ------
Balance December 31, 1999                  21,641       2,164        50,610              -         (197)       25,532      78,109
  (all remaining information
   is unaudited)
Net loss                                        -           -             -              -            -       (10,825)    (10,825)
Unrealized gain on available
   for sale securities, net of
   taxes of $48                                 -           -             -              -           85             -          85

Foreign currency translation
   adjustments                                  -           -             -              -         (737)            -        (737)
                                                                                                                           ------
Comprehensive loss                                                                                                      $ (11,477)

Common stock issued                            50           5           295              -            -             -         300
                                          -------       -----        ------           ----         ----        ------      ------
Balance September 30, 2000                 21,691      $2,169       $50,905          $   -        $(849)      $14,707     $66,932
                                          =======       =====        ======           ====         ====        ======      ======

See notes to condensed consolidated financial statements.

                                    5 of 21

                        CMI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                           Nine Months Ended
                                                                                               September 30
                                                                                      -------------------------
                                                                                         2000             1999*
                                                                                         ----             -----
OPERATING ACTIVITIES
   Net earnings (loss)                                                              $ (10,825)            5,742
   Adjustments to reconcile net earnings (loss) to net
     cash used in operating activities:
     Depreciation                                                                       3,480             3,013
     Amortization                                                                         432               224
     Loss (Gain) on sale of assets                                                        (99)               50
     Change in assets and liabilities, net of effects of acquisitions of businesses:
         Receivables                                                                    5,355            (5,992)
         Inventories                                                                   10,669            (3,594)
         Other current assets                                                             117              (950)
         Accounts payable                                                              (6,299)           (4,900)
         Accrued liabilities                                                           (3,630)             (914)
         Deferred income taxes                                                         (4,576)            3,026
         Long-term receivables                                                           (269)           (1,739)
         Other non-current assets, excluding amortization
          of goodwill                                                                  (1,197)              112
                                                                                       ------            ------
   Net cash and cash equivalents used in operating
     activities                                                                        (6,842)           (5,922)
                                                                                       ------            ------
INVESTING ACTIVITIES
   Proceeds from sale of assets                                                           109                49
   Purchases of marketable securities                                                    (106)              (91)
   Cash paid for business acquisitions                                                 (5,316)               -
   Capital expenditures                                                                (2,202)           (3,799)
                                                                                       ------            ------
   Net cash and cash equivalents used in investing
     activities                                                                        (7,515)           (3,841)
                                                                                       ------            ------
FINANCING ACTIVITIES
   Payments on long-term debt                                                            (316)             (189)
   Borrowings on long-term debt                                                         3,373                -
   Net borrowings on revolving credit note                                             12,808            10,000
   Minority interest                                                                       40                -
   Stock options exercised                                                                 -                 10
   Payment of common stock dividends                                                       -               (647)
                                                                                       ------            ------
   Net cash and cash equivalents provided by
     financing activities                                                              15,905             9,174
                                                                                       ------           -------

Increase (decrease) in cash and cash equivalents                                        1,548              (589)

Cash and cash equivalents at beginning of period                                       12,681            11,954
                                                                                       ------           -------

Cash and cash equivalents at end of period                                            $14,229            11,365
                                                                                       ======           =======

* As restated
See notes to condensed consolidated financial statements.

                                    6 of 21

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with accounting principles generally accepted in the United States of America applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of September 30, 2000 and 1999 and for the interim periods ended September 30, 2000 and 1999 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

     In the fourth quarter of 1999, the Company modified its revenue recognition policy with respect to sales of asphalt plants for which the customer had taken ownership but which had not been shipped at the customer's request. Previously reported third quarter 1999 results have been restated to reflect this revenue recognition policy change as well as inventory corrections. The after-tax effect of the restatement resulting from revenue recognition issues and inventory corrections decreased net income from that previously reported in the third quarter 1999 Form 10-Q by approximately $1.8 million.

(2) At September 30, 2000, the Company was not in compliance with certain provisions of its unsecured senior notes agreement and its revolving credit agreement, and the Company did not make a required payment on the unsecured senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. In addition, the Company does not expect to be in compliance with the agreements' provisions at December 31, 2000. This noncompliance permits the lenders to accelerate the Company's debt under the senior notes agreement and the revolving credit agreement. As a result, borrowings under the senior notes agreement and the revolving credit agreement have been classified as current liabilities at September 30, 2000. The Company has obtained forbearance agreements with its lenders, which run through November 15, 2000 with the option to extend to December 15, 2000. The extension is contingent upon payment of additional fees and meeting certain terms and conditions. The Company is currently negotiating with its lenders to restructure its debt in the form of a less restrictive, fully collateralized, asset based loan agreement. Restructured debt agreements are expected to be completed in 2000, and the Company has granted security interests in its receivables, inventories, machinery and equipment, and real estate. The Company has capitalized debt issuance costs of approximately $76,000, which will be expensed in the fourth quarter of 2000 upon signing new financing agreements.

                                    7 of 21

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

(3) The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.

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

     At September 30, 2000 the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3.0 million through September 2009.

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

     The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per common share to the number of shares used in the calculation of diluted earnings per share (shares in thousands):

                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                           -----------------  -----------------
                                            2000       1999     2000      1999
                                            ----       ----     ----      ----

     Weighted average number of
        common shares outstanding-basic    21,691    21,552     21,680    21,551

     Dilutive effect of potential
        common shares issuable upon
        exercise of employee stock
        options                                 -       323          -       269
                                          -------   -------    -------   -------
     Weighted average number of
        common shares outstanding -
        diluted                            21,691    21,875     21,680    21,820
                                          ======     ======    =======   =======


                                    8 of 21

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


      Options to purchase 245,000 shares of common stock at $2.75 to $6.81 per share were outstanding at September 30, 2000. These were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

(7)   Litigation
      ----------

      Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma with Cedarapids, Inc. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids is invalid or, in the alternative, that the Company was not infringing Cedarapids' patent. Cedarapids subsequently filed a counterclaim against the Company seeking damages in excess of $43 million, alleging that the Company's patented Triple Drum Mixer product design infringes on a patent held by Cedarapids. In July 1999, the court granted Cedarapids' motion for partial summary judgment, and ruled that the Company's Triple Drum Mixer product design literally infringes certain claims of the Cedarapids' patent. The court's judgment is limited to the issue of infringement and not the issue of validity. The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. In March 2000, at the court's invitation, the Company filed a motion for summary judgment on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The trial of this lawsuit was completed in April 2000. The Company expects a ruling from the court by the end of 2000.

      In September 1998, Cedarapids filed a separate suit against the Company in the U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this lawsuit. The Company believes that Cedarapids' claim is without merit and intends to vigorously defend this lawsuit. No reserve has been established for either of the Cedarapids cases as of September 30, 2000.

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

(8)   Segment Information
      -------------------

      The Company currently manages its business by operating location. As such, the Company identifies its segments based on its individual manufacturing facilities. The Company has one reportable segment, its main Oklahoma City manufacturing facility. The Oklahoma City facility and the Company's other manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products.

      The specific products manufactured at the Oklahoma City facility are as follows: mobile equipment - the Company's primary line of concrete paving systems, pavement profiling and reclaiming/stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; and materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The products manufactured at the "Other" facilities include concrete batching plants, which fall into the processing equipment category; and light weight grading and concrete paving and finishing machines, custom heavy hauling and heavy-duty trailers, and small utility sized pavement profilers and pavement reclaiming machines, all of which fall into the mobile equipment category.

      Following is certain financial information regarding the Company's Oklahoma City facility and all other manufacturing facilities. The revenues reported below are all from external customers. General corporate expenses are not allocated to the operating segments; rather, such expenses are included as a reconciling item to reported operating earnings (dollars in thousands).

                                    10 of 21

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                               Oklahoma            All
                                                 City             Other          Total
                                            ----------------------------------------------
As of September 30, 2000:
     Total assets                              $167,323           51,691          219,014
                                                =======          =======          =======
Three months ended September 30, 2000:
Net revenues                                   $ 31,518           15,346           46,864
Costs and expenses                               30,466           14,416           44,882
                                                -------          -------          -------
    Segment measure of operating
     profit                                    $  1,052              930            1,982
                                                =======          =======
        General corporate expenses                                                 (1,265)
                                                                                   -------

    Operating earnings                                                                717

Interest expense                                                                   (3,054)
Interest income                                                                       430
Other, net                                                                            (52)
                                                                                  -------
    Loss before income taxes                                                       (1,959)

Income tax benefit                                                                   (477)
                                                                                  -------

Net loss                                                                         $ (1,482)
                                                                                  =======

Capital expenditures                           $    227               89              316
                                                 ======          =======          =======

Depreciation and amortization                  $   968               395            1,363
                                                ======           =======          =======
As of September 30, 1999:
   Total assets                               $166,992            31,821          198,813
                                               =======           =======          =======
Three months ended September 30, 1999:
Net revenues                                  $ 41,637            11,755           53,392
Costs and expenses                              39,401            10,851           50,252
                                               -------           -------          -------
   Segment measure of operating
    profit                                    $  2,236               904            3,140
                                               =======           =======
      General corporate expenses                                                   (1,403)
                                                                                  -------
   Operating earnings                                                               1,737

Interest expense                                                                   (1,603)
Interest income                                                                       423
Other, net                                                                            (57)
                                                                                  -------
   Earnings before income taxes                                                       500

Income tax expense                                                                    169
                                                                                  -------

Net earnings                                                                      $   331
                                                                                   ======

Capital expenditures                          $    743             262              1,005
                                               =======         =======             ======

Depreciation and amortization                 $    876             188              1,064
                                               =======         =======             ======

                                    11 of 21

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                                       Oklahoma            All
                                                         City             Other           Total
                                                    ----------------------------------------------
Nine months ended September 30, 2000:

Net revenues                                          $ 130,781           46,134          176,915
Costs and expenses                                      137,271           43,443          180,714
                                                        -------          -------          -------
   Segment measure of operating
     profit (loss)                                    $  (6,490)           2,691           (3,799)
                                                         ======          =======
       General corporate expenses                                                          (4,812)
                                                                                          -------

   Operating loss                                                                          (8,611)

Interest expense                                                                           (7,929)
Interest income                                                                               955
Other, net                                                                                     49
                                                                                          -------
   Loss before income taxes                                                               (15,536)

Income tax benefit                                                                         (4,711)
                                                                                          -------

Net loss                                                                                 $(10,825)
                                                                                          =======
Capital expenditures                                   $  1,670              532            2,202
                                                        =======          =======          =======

Depreciation and amortization                          $  2,850            1,062            3,912
                                                        =======          =======          =======
Nine months ended September 30, 1999:
Net revenues                                          $ 143,870           32,880          176,750
Costs and expenses                                      128,188           31,158          159,346
                                                        -------          -------         --------

  Segment measure of operating profit                 $  15,682            1,722           17,404
                                                       ========         ========
     General corporate expenses                                                            (4,214)
                                                                                          -------
  Operating earnings                                                                       13,190


Interest expense                                                                           (4,772)
Interest income                                                                               730
Other, net                                                                                    (50)
                                                                                          -------

       Earnings before income taxes                                                         9,098

Income tax expense                                                                          3,356
                                                                                          -------

Net earnings                                                                             $  5,742
                                                                                          =======

Capital expenditures                                  $   3,204              595            3,799
                                                        =======          =======          =======

Depreciation and amortization                         $   2,707              530            3,237
                                                        =======          =======          =======

                                    12 of 21

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     At September 30, 2000, the Company had one operating location in the United Kingdom, one in Belgium, and another in Brazil. The United Kingdom location serves as a sales office and has approximately $70,000 of long-lived assets comprised of property, plant and equipment. The Belgium location, which manufactures a high-tech line of midrange concrete slipform pavers, has approximately $930,000 of long-lived assets comprised primarily of property, plant and equipment and other assets. The Brazilian location which manufactures low volume asphalt plants, asphalt pavers and surface finishing machines, has approximately $3 million of long-lived assets comprised primarily of property, plant and equipment and other assets. At September 30, 2000 all remaining assets were located in the United States.

     Revenues for products were as follows (dollars in thousands):

                                         Three Months Ended    Nine Months Ended
                                            September 30          September 30
                                       ---------------------  ------------------
                                         2000        1999       2000        1999
                                         -----       ----       ----        ----

     Mobile Equipment                  $19,703     25,460     68,066      72,257
     Material Processing Equipment      18,994     18,515     82,487      79,470
     Parts and Used Equipment            8,167      9,417     26,362      25,023
                                       -------     ------    -------     -------
                                       $46,864     53,392    176,915     176,750
                                       =======     ======    =======     =======

(9)  Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest was $8.0 million for the nine months ended September 30, 2000 compared to $4.6 million for the nine months ended September 30, 1999. Cash paid for income taxes was $157,000 for the nine months ended September 30, 2000 compared to $289,000 for the nine months ended September 30, 1999.

(10) Business Acquisitions
     ---------------------

     On July 26, 2000 the Company acquired 75% of the outstanding equity of Cifali & Cia Ltda. (Cifali), a Brazilian company located in Cachoeirinha, Brazil, for $1.4 million in cash and the assumption of approximatley $5.2 million in liabilities. An additional $900,000 payable in three annual installments of $300,000, is contingent upon Cifali attaining certain levels of net earnings for each of the fiscal years ending December 31, 2001, 2002 and 2003. The purchase price was allocated to the net assets acquired based on the preliminary estimates of fair value and resulted in no goodwill being recorded. Cifali did not have significant operations prior to its acquisition in July 2000 and accordingly, the proforma effect on the Company's results of operations is not material.

                                    13 of 21

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues decreased 12.2 percent to $46.9 million for the three months ended September 30, 2000, compared to $53.4 million for the three months ended September 30, 1999. Revenues for international shipments increased 0.9 percent to $5.2 million for the three months ended September 30, 2000 compared to $5.1 million for the three months ended September 30, 1999. Revenues for domestic shipments decreased 13.6 percent to $41.7 million for the three months ended September 30, 2000 compared to $48.3 million for the three months ended September 30, 1999. The Company's net loss was $1.5 million, or .07 cents per share, for the three months ended September 30, 2000, compared to net earnings of $331,000, or 2 cents per share, for the three months ended September 30, 1999.

Revenues increased 0.1 percent to $176.9 million for the nine months ended September 30, 2000, compared to $176.7 million for the nine months ended September 30, 1999. Revenues for international shipments increased 67.7 percent to $21.7 million for the nine months ended September 30, 2000 compared to $12.9 million for the nine months ended September 30, 1999. Revenues for domestic shipments decreased 5.2 percent to $155.2 million for the nine months ended September 30, 2000 compared to $163.8 million for the nine months ended September 30, 1999. The Company's net loss was $10.8 million, or 50 cents per share, for the nine months ended Sept 30, 2000, compared to net earnings of $5.7 million, or 26 cents per share, for the nine months ended September 30, 1999.

The Company's revenue was flat year over year. Gains in hot mix asphalt plants, heavy-duty trailers, and additional revenue from recent acquisitions totaled approximately $22.7 million, but were offset by declines in the soil remediation and automated equipment product lines. The lower quarter over quarter revenues appear to be part of a larger trend in the industry. The decline in equipment sales is due to several factors including higher interest rates, increased costs of petroleum products such as diesel, gasoline and liquid asphalt, and historical election year indecision.

Gross margins for the three months ended September 30, 2000 averaged 23.8 percent compared to 26.5 percent for the three months ended September 30, 1999. Gross margins for the nine months ended September 30, 2000 averaged 16.2 percent compared to 26.3 percent for the nine months ended September 30, 1999. The decline in margins is due to inventory write downs of approximately $5.2 million taken in the second quarter. In addition, margins were adversely impacted by $1.5 million due to equipment sold during the second quarter of 1999, which was returned during the second quarter of 2000. Margins were further adversely impacted by the change in product mix (lower percentage of mobile equipment revenues which experience higher margins) during the second and third quarters of 2000.

The Company's inventory build up over the past two years has impacted the Company's financing (the Company has maintained higher debt levels to finance the inventory) and has increased the risk of possible obsolescence. Cash flow is important to the Company at this time, in light of the current year operating

                                    14 of 21
losses and its high level of bank debt. As such, the Company's plan is to turn much of this inventory to cash. Management is continuing a widespread investigation of inventory items, which are no longer, used in the manufacturing process for items in the current production schedule. If these particular parts cannot be used or sold by the parts department, the Company plans to utilize alternative options to liquidate this inventory. In this way, the Company would reduce inventory levels and improve cash flows. Because of this change in circumstances, the Company reevaluated its inventory reserves and established market value estimates based on transactions in the short term, rather than the amounts which the Company could realize if it held these inventories for extended periods. Adjustments to the valuation reserves were made in the second quarter, and the impact of these changes was not material in the third quarter.

Marketing and administrative expenses decreased $1.5 million for the comparable three months ended September 30, 2000, and increased $3.0 million for the comparable nine months ended September 30, 2000. As a percentage of revenues, marketing and administrative expenses were 18.2 percent for the three months ended September 30, 2000, compared to 18.8 percent for the three months ended September 30, 1999, and were 17.1 percent for the nine month period ended September 30, 2000 compared to 15.4 percent for the nine month period ended September 30, 1999. The increase in marketing and administrative expenses over the prior year is attributable to higher legal fees, consulting fees, fees associated with acquisitions not consummated, employee severance costs and the additional marketing and administrative expenses of R. M. Barton Co., Inc., CMI Belgium, and Cifali. The legal fees are primarily associated with the litigation with Cedarapids, Inc. The Company expects legal fees to remain high during the duration of the litigation with Cedarapids, Inc. The consulting fees are primarily associated with the George Group, a consulting firm used by the Company to assist with business process reengineering. The contract with the George Group was terminated in May 2000. The Company conducted an extensive operations review in May 2000. Based on this review it was determined that the Company's overhead costs had risen beyond levels which could be tolerated given the Company's industry, history and volume of business the Company was achieving. Annualized cost cuts of approximately $4.8 million in marketing and administrative expenses have been made by reducing administrative overhead, consulting services and other non-essential costs. These cost cuts were achieved through reductions in salaries and discretionary spending.

Engineering and product development expenses decreased $419,000 for the three months ended September 30, 2000, and increased $990,000 for the nine months ended September 30, 2000. As a percentage of revenues, engineering and product development expenses were 4.1 percent for the three months ended September 30, 2000, compared to 4.4 percent for the three months ended September 30, 1999, and were 4.0 percent for the nine months ended September 30, 2000, compared to 3.4 percent for the nine months ended September 30, 1999. Engineering and product development expenses increased due to new development and enhancements in the Company's reclaiming and stabilizing machines, Roto-Mills and grinding machines. In addition, costs increased due to design changes and enhancements to the Series 3000 and 6000 concrete pavers.

Interest expense increased to $3.1 million for the three months ended September 30, 2000, compared to $1.6 million for the three months ended September 30, 1999, and increased to $7.9 million for the nine months ended September 30, 2000,

                                    15 of 21
compared to $4.8 million for the nine months ended September 30, 1999. The increase in interest expense over last year was due to an increase in the effective interest rate of approximately 250 basis points and due to additional borrowings on the Company's revolving line of credit, primarily for the increased working capital requirements required during the first half of the year and recent acquisitions.

Liquidity and Capital Resources
-------------------------------

The Company amended its revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. Under the forbearance agreements the line was reduced to $80 million on September 26, 2000. If necessary the Company continues to have the ability to make draw downs on the line of credit. As of September 30, 2000, the Company had utilized $77 million of the unsecured revolving line of credit, which matures September 2001. The Company's $30,000,000 unsecured senior notes mature from September 2000 to September 2006. Other long-term debts have maturity dates through September 2010 and are expected to be paid or refinanced when due.

At September 30, 2000, the Company was not in compliance with certain provisions of its unsecured senior notes agreement and its revolving credit agreement, and the Company did not make a required payment on the unsecured senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. In addition, the Company does not expect to be in compliance with the agreements' provisions at December 31, 2000. This noncompliance permits the lenders to accelerate the Company's debt under the senior notes agreement and the revolving credit agreement. As a result, borrowings under the senior notes agreement and the revolving credit agreement have been classified as current liabilities at September 30, 2000. The Company has obtained forbearance agreements with its lenders, which run through November 15, 2000 with the option to extend to December 15, 2000. The extension is contingent upon payment of additional fees and meeting certain terms and conditions. The Company is currently negotiating with its lenders to restructure its debt in the form of a less restrictive, fully collateralized, asset based loan agreement. Restructured debt agreements are expected to be completed in 2000, and the Company has granted security interests in its receivables, inventories, machinery and equipment, and real estate.

The current ratio at September 30, 2000 was 1.10-to-1 (includes the long-term debt in default of $106.3 million) compared to 4.06-to-1 at December 31, 1999. Working capital at September 30, 2000 was $15.4 million compared to $131.3 million at December 31, 1999. The classification of the amounts outstanding under the senior notes agreement and the revolving credit agreement as current liabilities was the primary cause for the change in the current ratio and working capital.

Cash used in operating activities for the nine months ended September 30, 2000 was $6.8 million compared to cash used in operating activities of $5.9 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 cash was being used to fund the current losses and for the nine months ended September 30, 1999 cash was being used to fund the build up in inventories. Financing activities for the nine months ended September 30, 2000 provided approximately $15.9 million, which included $12.8 million of borrowings from the

                                    16 of 21

Company's revolving line of credit which was primarily used to fund working capital needs, capital expenditures and the recent acquisitions of R.M. Barton Co., Inc. and Metra Metaalwerken B.V.B.A.

Capital expenditures for the nine months ended September 30, 2000 were $2.2 million compared to $3.8 million for the nine months ended September 30, 1999. Capital expenditures are budgeted at $1.2 million for the remainder of 2000 and are expected to be financed using internally generated funds. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies.

Due to the Company's current year net loss, the Board of Directors has decided to suspend the Company's semi-annual dividend until business conditions improve. In addition, as a result of the defaults on the unsecured senior notes agreement and the revolving credit agreements, the Company is prohibited from paying dividends until new agreements are reached.

Income Taxes
------------

The benefits of future tax deductions and credits not utilized by the Company in the past are reflected as an asset to the extent the Company assesses that future operations will "more likely than not" be sufficient to realize such benefits. For the period ended September 30, 2000, the Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of future tax deductions and credits. As a result, the Company has determined it is "more likely than not" that the $12.5 million tax effect of future tax deductions and credits will be utilized. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $33 million to $35 million in future years. If the Company is unable to generate taxable income, additional valuation allowances may be required in future periods.

The net loss generated year to date at September 30, 2000 has resulted in the Company reassessing the likelihood of it being able to utilize certain tax credits that are set to expire at the end of 2000 and 2001. The Company has determined that it is unlikely that $520,000 in tax credits set to expire at the end of 2000 and $388,000 in credits set to expire at the end of 2001 will be able to be utilized to offset future taxable income. Adjustments were made in the second and third quarters to establish a valuation allowance against these deferred tax assets. The valuation allowance established includes the effect of the tax credits to expire in 2001, and the effect on the Company's estimated annual tax rate for 2000 and the application of that estimated effective tax rate to pre-tax loss for the nine months ended September 30, 2000 for the tax credits to expire in 2000.

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

                                    17 of 21

The Company's normal terms of sale of its asphalt plants include an obligation to assist customers by providing servicemen at the customer site to assist in readying the plants for start-up. The SEC staff has issued a document to address significant implementation issues related to SAB 101. To the extent that SAB 101 ultimately changes revenue recognition practices, including those relative to "installment obligations," revenue from asphalt plant sales may be required to be recorded later than under current accounting policies of the Company. The Company has not yet determined the impact on its financial position or results of operations of adopting SAB 101 in the fourth quarter of 2000, which, if required, will be accomplished through a cumulative effect adjustment determined as of January 1, 2000, with possible adjustments to revenue recognized in the first three quarters of 2000.

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

                                    18 of 21

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

At September 30, 2000, the Company had long-term debt outstanding of $117.0 million. Of this amount, $30 million bears interest at a fixed rate of 7.68 percent, and $9.5 million bears interest at fixed rates averaging approximately
8.5 percent. The remaining $77.0 million bears interest at variable rates which averaged approximately 10.0 percent at September 30, 2000. The Company had $12.8 million more variable rate borrowings at September 30, 2000 than at December 31, 1999, and the average rate at which the variable rate borrowings accrued interest was 225 basis points (2.25%) higher at September 30, 2000 compared to December 31, 1999. A 10 percent increase in short-term interest rates on the variable rate debt outstanding at September 30, 2000 would approximate 100 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $193,000 for the remainder of the year ending December 31, 2000 assuming borrowed amounts remain constant.

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

                                    19 of 21

The Company believes that Cedarapids' patent is invalid, and thus, that the Triple Drum Mixer patent is valid. In March 2000 at the court's invitation, the Company filed a motion for summary judgment on the issue of validity. The court has not ruled on this motion. In the opinion of counsel, Cedarapids' claims are highly inflated, and may not be recoverable under various defenses. The trial of this lawsuit was completed in April 2000. The Company expects a ruling from the court by the end of 2000.

In September 1998, Cedarapids filed a separate suit against the Company in the
U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this lawsuit. The Company believes Cedarapids' claim is without merit and intends to vigorously defend this lawsuit. No reserve has been established for either of the Cedarapids cases as of September 30, 2000.

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

None

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit No.
       ----------

       27  Financial Data Schedule

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended September 30, 2000.

                                    20 of 21

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 13, 2000             /s/ Jim D. Holland
       ------------------------         -------------------------------------
                                        Jim D. Holland
                                        Senior Vice President,
                                        Chief Financial Officer & Treasurer

                                    21 of 21