Form 10-K
period 2000-12-31
CMI CORP
filed 2001-04-17
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           (x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Voting Class A Common Stock (Class A Common Stock) and the Voting Common Stock (Common Stock) held by non-affiliates of the registrant on March 26, 2001 was $19,334,502.

     The number of shares of the registrant outstanding on March 26, 2001 was 21,690,886 shares of Class A Common Stock and 602 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Documents                                          Form 10-K Reference
          ---------                                          -------------------
Proxy Statement for the 2001 Annual Meeting of Shareholders        Part III

                                CMI CORPORATION
                                   FORM 10-K

                               December 31, 2000

                               TABLE OF CONTENTS

          PART I                                                         PAGE

Item 1.        Business.................................................    3

Item 2.        Properties...............................................    9

Item 3.        Legal Proceedings........................................   10

Item 4.        Submission of Matters to a Vote of Security Holders......   11

          PART II

Item 5.        Market for the Registrant's Common Stock and
                  Related Shareholder Matters...........................   11

Item 6.        Selected Financial Data..................................   12

Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................   13

Item 7A.       Quantitative and Qualitative Disclosures About
                  Market Risk...........................................   20

Item 8.        Financial Statements and Supplementary Data..............   22

Item 9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................   48

          PART III

Items 10-13.   All Items are Incorporated by Reference to the Company's
                  Proxy Statement for the 2001 Annual Meeting of
                  Shareholders..........................................   48

          PART IV

Item 14.       Exhibits, Consolidated Financial Statement Schedules,
                  and Reports on Form 8-K...............................   48

          SIGNATURES....................................................   50

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

                                    PART I
Item 1.   Business

(a)  General Development of Business

Unless the context requires otherwise, as used herein, the terms "Company" and "CMI" mean CMI Corporation and its consolidated subsidiaries. Information regarding 2000 business developments is located in Item 1(c).

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

During 2000, the Company held its first customer classes in the Swisher Training Center, a 17,500 square foot ultra-modern customer training facility. The number one problem identified in surveys of our customer base has been the lack of qualified, trained machinery operators and mechanics for them to hire. The Swisher Training Center provides hands-on training in the operation and maintenance of all equipment manufactured by the Company.

During 2000, the Company introduced to the North American construction markets, the Hydraulically Variable Width slip-form pavers manufactured by

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

CMI Belgium in a factory purchased by CMI in the first quarter of 2000. This facility is located in Ogplabbeek, Belgium. These newly designed pavers feature patented technology that permits fast adjustment to paving width, reducing the field requirement for such changes from hours to just minutes. This capability brings significant cost savings and has been of greatest importance on smaller paving jobs like city streets, highway lane and ramp additions and parking lots. These are market areas where previously CMI has not played a leadership role. Additionally, the Company will introduce multi-lane versions of this new technology in April 2001 at the BAUMA Equipment Fair in Munich, Germany.

Also during 2000 the Company began marketing products manufactured by R. M. Barton Co., Inc. of Oklahoma City, Oklahoma. The Barton acquisition was completed during the first quarter of 2000. Barton brings to CMI a line of small utility sized pavement profilers and pavement and base reclaiming machines. The Barton machines are targeted to government and support equipment markets that have not been served by CMI in recent years. Barton also brings an important parts business to CMI, specializing in equipping profiling and reclaiming contractors with replacement drums. Barton replacement drums fit well with the Company's goal to build a stronger after-market business.

During 2000, the Company acquired 75% of the outstanding equity of Cifali, & CIA LTDA, of Cachoeirinha, Brazil, a manufacturer of hot mix asphalt production plants and hot mix asphalt paving machines designed for Latin American construction markets. The Company plans to offer the Cifali products through its worldwide network of construction machinery distributors and agents. The Company also plans to begin manufacturing products designed in other locations at the Cifali facility.

Additional information regarding the Company's operating segments, including the products produced by its segments, is contained in note 12 of the Notes to Consolidated Financial Statements (Item 8).

The largest single impactor of Company business is the United States national highway construction program, which is funded in multiyear blocks. The current program, TEA-21 (Transportation Equity Act for the 21st Century) began October 1, 1998 and extends through September 30, 2003. TEA-21 provides $175 billion, of its total $217 billion funding, for highway construction and rehabilitation for the five-year period, an increase of 43 percent over the previous six-year program. A significant addition to the current program sets mandatory funding levels and guarantees all additional revenues of the Federal Highway Trust Fund. Regardless of this possible additional funding, the mandatory funding levels are having a strong, favorable impact upon our customers, who now can plan and prepare for an extended period of market expansion. Provisions of TEA-21 favor the recycling of worn pavement materials. The Company has been a leader in providing equipment for pavement recycling.

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

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

     The Company manufactures substantially all of the plant system including components for aggregate feeding, liquid asphalt cement and additive metering, material mixing and heating, finished material storage and truck loading, exhaust cleaning and computerized control packages for operating the complete system. See Item 3 - Legal Proceedings.

     Concrete Plants
     ---------------

     The Company's concrete batching plants are manufactured and marketed by CMI Johnson/Ross, with plants in Champaign, Illinois and Brownwood, Texas. The Company offers the industry's largest range of ready-mix and central-mix plants. The Company is an industry leader in providing large mass pour plants for dams, power plants, and other giant concrete facilities.

     Concrete Paving Systems
     -----------------------

     The Company introduced the industry's first automated grading and concrete paving machines in the 1960's. Today, the Company manufactures and markets worldwide a complete line of automated street and highway class concrete slipform paving and paving train support machines. The popularity of these machines relates directly to job site performance, which has resulted in some contractors earning performance bonuses for pavement smoothness as recorded by profileograph measuring.

     The Company's highway class pavers incorporate machine improvements into the basic machine design, making features like computerized crowning and automatic placement of dowel bars less costly to add. The Company also manufactures and markets a line of curb and gutter pavers and smaller slipform pavers for residential, parking lot and building site paving requirements.

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

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

     Reclaiming/Stabilizing Equipment
     --------------------------------

     The Company's popular road reclamation and soil stabilization machines, beginning with the RS-500 introduced in 1991, have had excellent market acceptance. Now marketed under the trade name ROTO-MIXER, the productivity and versatility of these machines have created new work classifications for recycling pavements; and have dramatically increased the productivity of traditional stabilization and recycling methods. Current models include the RS-425, RS-450, RS-500B, RS-650, and RS-800. New utility sized models from Barton have also been added to the reclaimer/stabilizer line.

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

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
     Bottom discharge material trailers and a family of redesigned rock hauler trailers have been added to the broad line of folding gooseneck and lightweight detachable gooseneck trailers engineered to meet individual state weight distribution requirements. Load King also responds to customer requirements for custom heavy-haul trailers.

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

     Equipment Service and Parts
     ---------------------------

     The Company maintains a service department, to provide customers with operational and start-up assistance, and to provide assistance with repairs, maintenance and training, as needed by customers. A full-scale parts department is also maintained by the Company.

Marketing and Distribution.
--------------------------
The Company's construction equipment is sold directly to end users and through independent dealers. The Company's scale and trailer products are also sold through independent dealers. All products are sold in the United States and in foreign markets, except for weighing equipment and products manufactured by the Load King Division which are sold primarily in the United States. The Company's year-to-date orders booked to ship in the year 2001, are approximately $90 million, compared with $77 million in 2000.

Sources and Availability of Raw Materials.
-----------------------------------------
The principal component parts used in the Company's manufacturing of its road building and heavy construction equipment that are supplied by others include gas and diesel engines, hydraulic cylinders, tires, bearings, and raw steel. The Company has not experienced any delays in deliveries of component parts or received inferior component parts that have adversely affected its business. In addition, the Company purchases many of these components from a variety of outside suppliers and believes

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
that alternate sources of supply exist for substantially all items.

Importance of Patents. The Company has obtained patent protection on certain
---------------------
components and features incorporated into its products, which patents expire on various dates. The Company's patents, together with licenses under patents owned by others, are considered by the Company to be adequate for the conduct of its business.

Seasonal Nature of the Business. The Company's business is seasonal in nature
-------------------------------
and precedes the months in which highway and road construction and restoration generally occur. A large portion of the Company's orders for its products are received in the months of November through July, with significant shipments occurring in the months of March through August.

Practices Relating to Working Capital. The Company recognizes revenues related
-------------------------------------
to equipment sales when the equipment is shipped, and title has transferred to the customer. Service revenues are recognized when services are rendered. In certain cases, at the customer's written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the equipment does not ship until a specified later date. The Company recognizes revenue associated with the sale of equipment under bill and hold arrangements when the equipment is complete, ready to ship, and the other bill and hold criteria have been met. Sales generally require a down payment or trade allowance and are due within normal trade terms. The Company also sells certain products under installment sales contracts. Inventories are carried in proportion to customer requirements and fluctuate in relation to the seasonal nature of the Company's business.

Dependence Upon a Single Customer or a Few Customers. The Company is not
----------------------------------------------------
dependent on any single customer or group of customers.

Competitive Conditions. The Company is one of the largest producers of road
----------------------
building and heavy construction equipment in the United States. The Company has won substantial market recognition in the pavement maintenance and construction industry by producing products emphasizing recycling and energy conservation. The Company also has received market recognition for the quality and productivity of its equipment and believes improvements can be made in after-market services (i.e. parts availability and services). Numerous companies produce equipment with similar features and the construction equipment market remains very competitive. Competition is based primarily on price, product quality, financing, productivity, quality of construction, service, and availability of replacement parts.

Company-Sponsored Engineering and Product Development Activities. The Company
----------------------------------------------------------------
invests significant resources in the development, enhancement, refinement, and production of new technologies for the road and heavy construction industry. The Company patents new technologies relating to significant changes and development of finished products. See discussion regarding current engineering and product development activities under

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
principal product information and also see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Environmental Laws and Regulations. The Company is subject to various
----------------------------------
environmental laws and regulations, none of which have a current or expected future material financial impact on the Company.

Employees. The Company had 1,711 employees as of December 31, 2000.
---------

(d)  Financial Information About Geographic Areas
     --------------------------------------------

Information regarding revenues from external customers in different geographical areas is as follows (dollars in thousands):

                                                2000       1999       1998
                                              --------   --------   --------
   United States                              $199,060    201,620    179,289

   North and Central America, other than the
       United States                            13,035      6,300     15,322

   South America                                 7,516      2,082        962

   Asia                                          3,185      7,102      8,173

   Australia                                       539        149      1,740

   Europe                                        4,202      1,009      2,055

   Other regions                                   711        401         32
                                              --------   --------   --------
       Total net revenues                     $228,248    218,663    207,573
                                              ========   ========   ========

Sales of Company products outside the United States are denominated in U.S. dollars. International sales are generally secured by letters of credit from financial institutions to reduce credit risk. Additional information about the Company's operating segments is incorporated by reference from note 12 of the Notes to Consolidated Financial Statements (Item 8).


Item 2.   Properties
          ----------

The Company has total plant, office, and warehouse areas of approximately 1,446,500 square feet, which are located in four states and three countries.

The largest manufacturing plant (utilized by the Company's Oklahoma City operating segment), including the corporate headquarters and training facility, has approximately 730,000 square feet and is located in Oklahoma City, Oklahoma. The Company's aftermarket division leases approximately 87,000 square feet of warehouse and office space in Oklahoma City. R. M. Barton Co., Inc., also located in Oklahoma City, leases approximately 81,000 square feet of plant and office space. Other principal U. S. manufacturing plants and offices owned by the Company, aggregating approximately 304,000 square feet, are located in South Dakota, Texas, and Iowa. Foreign manufacturing plants and offices owned by the Company, aggregating

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
approximately 149,500 square feet, are located in the United Kingdom, Belgium and Brazil. The Company also leases approximately 95,000 square feet of manufacturing and office space located in Illinois. These facilities are adequate for the current and expected near future operations of the Company.

In addition, the Company owns approximately 32 acres of land in Tennessee currently being held for sale.


Item 3.   Legal Proceedings
          -----------------

Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma (the District Court) with Cedarapids, Inc. (Cedarapids). The Company sued Cedarapids seeking a declaratory judgment that a patent held by Cedarapids was invalid, or, in the alternative, that the Company was not infringing the patent. Cedarapids subsequently filed a counterclaim against the Company, alleging that the Company's Triple-Drum Mixer infringes this same patent.

During February 2001, the District Court issued a ruling in this case. The court ruled that one configuration of CMI's Triple-Drum mixer (used on approximately 100 Triple-Drums) infringed the patent held by Cedarapids. The court enjoined the Company from selling this particular configuration of Triple-Drum. On March 20, 2001, the court awarded damages and prejudgment interest to Cedarapids of approximately $11,700,000.

The Company plans to appeal the judgment to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). It is the opinion of management and legal counsel that the Company will ultimately have no liability for infringement in this case. The Company has a number of defenses which, in the opinion of management and counsel, will result in the original judgment being overturned upon appeal. Accordingly, no accrual has been established for this judgment. In addition, the Company has capitalized approximately $1.7 million in legal fees incurred in defense of the Triple Drum patent. These costs are being amortized over the remaining life of the patent. In the event that the Federal Circuit does not overturn the District Court's ruling, these costs will be expensed in the period when the final decision is rendered.

Under the injunction issued by the court, the Company can continue selling Triple-Drum Mixers with total air burners which were found not to infringe. The costs associated with using the total air burners are not significant. Therefore, management does not expect that the injunction will have a material impact on future sales.

In September 1998, Cedarapids filed a separate suit against the Company in the U.S. District Court for the Northern District of Iowa, alleging that the Company has infringed on a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this case. The Company, together

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
with its legal counsel, believes that this claim is without merit, and intends to vigorously contest this lawsuit. Since the likelihood of an unfavorable outcome in this case has not been determined to be probable by the Company and its legal counsel, no liability has been recorded for this case.

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


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote by the security holders during the fourth quarter of 2000.


                                    PART II


Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          ----------------------------------------------------------------
Matters
-------

Principal Market and Stock Prices:
---------------------------------

The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CMI." The closing market price for the Company's Class A Common Stock on March 30, 2001, was $1.60. The number of holders of record of the Company's Class A Common Stock and Common Stock at March 30, 2001 was 1,411 and 32, respectively. The table below presents the high and low market prices for the Company's Class A Common Stock for each three month period in 2000 and 1999. The following information was obtained from the monthly market statistics report prepared by the New York Stock Exchange.

                                 2000                        1999
                       ------------------------    -------------------------
                        3/31  6/30  9/30  12/31     3/31  6/30   9/30  12/31
                       -----  ----  ----  -----    -----  ----  -----  -----
Class A Common Stock:
        High           $7.31  4.50  2.94   2.44    $7.88  9.69  12.38   8.69
        Low             4.38  2.63  2.00   1.50     6.25  6.63   6.56   6.25


Dividend Information:
--------------------

Due to the Company's current year net loss, the Board of Directors decided to suspend the Company's semi-annual dividend until profitability improves. In addition, as a result of the current defaults on indebtedness, the Company is prohibited from paying dividends.

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

Recent Sales of Unregistered Securities:
---------------------------------------

On February 17, 2000, the Company issued 50,000 shares of Class A Common Stock as part of the consideration paid for the capital stock of Metra Metaalwerken B.V.B.A. This sale was exempt from registration under Section 4 (2) of the Securities Act of 1933, no public offering being involved.


Item 6.   Selected Financial Data
          -----------------------

The following selected financial data should be read in conjunction with the consolidated financial statements of the Company, including notes and supplementary information appearing elsewhere herein.

Five-Year Selected Financial Data - (dollars in thousands, except per share data)

                                      2000      1999      1998      1997      1996
                                   ---------   -------   -------   -------   -------
Net revenues (1), (4)              $ 228,248   218,663   207,573   154,014   138,788

Operating earnings (loss)            (11,354)    9,576    13,890     6,746    10,987

Net earnings (loss)                  (30,195)    2,489     6,217     3,165     5,461

Earnings (loss) per common share-
         diluted                       (1.39)      .11       .29       .15       .25

Total assets (2)                     192,900   215,475   189,711   144,428   113,454

Long-term debt and redeemable
    preferred stock (2 & 3)            3,449    94,497    77,049    49,274    34,103

Cash dividends per common share            -      .045       .04       .04       .01

     (1) Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

     (2) Total assets and long-term debt for 2000 and 1999 reflect the impact of acquisitions of businesses (See Notes to Consolidated Financial Statements, Item 8). The acquisitions did not have a material impact on net revenues, operating earnings or net earnings in 2000 or 1999.

     (3) Substantially all long-term debt in 2000 has been classified as current due to the defaults on the senior notes agreement, the revolving credit agreement, and the Oklahoma Development Finance Authority note. Total debt at December 31, 2000 was $113.5 million.

     (4) Net revenues for 2000, 1999, and 1998 include shipping and handling revenues, as discussed in Note 1 to the financial statements. Net revenues for 1997 and 1996 do not include shipping and handling revenues, as it was not practical for the Company to determine such amounts during those years, as a result of the fact that the Company utilized different accounting software during those years.

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
---------------------

Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------

The Company amended its revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. Under the forbearance agreements discussed below, the line was later reduced to $80 million on September 26, 2000, and further reduced to $77 million on November 15, 2000. As of December 31, 2000, the Company had utilized approximately $74 million of the revolving line of credit. Other long-term debts have maturity dates through September 2010. However, the majority of the Company's long-term debt is classified as current at December 31, 2000, based on the defaults occurring on the majority of the Company's financing arrangements.

At December 31, 2000, and during most of 2000, the Company was not in compliance with certain provisions of its senior notes agreement, its revolving credit agreement, and its Oklahoma Development Finance Authority note. In addition, the Company did not make a required payment on the senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. Noncompliance with these provisions permits the lenders to accelerate the Company's debt under the senior notes agreement, the revolving credit agreement, and the Oklahoma Development Finance Authority note. As a result, the Company obtained forbearance agreements with the senior notes and revolving line of credit lenders, on September 26, 2000, November 15, 2000, and January 15, 2001. Among other things, the forbearance agreements prevent the Company's lenders from exercising their acceleration rights, provided that the Company complies with the terms and conditions of the forbearance agreements, discussed further below. The latest forbearance agreements (dated January 15, 2001) extend the forbearance period through June 30, 2001. The Company has the option to extend the forbearance period through September 30, 2001 in order to facilitate a refinancing of the Company's obligations to its lenders, provided that certain terms and conditions are met, which are discussed further below. The Company will also have the option to further extend the forbearance period to January 31, 2002, contingent upon payment of additional fees and meeting certain terms and conditions, which are discussed further below.

The January 15, 2001 forbearance agreements provide for additional forbearance periods as discussed above and divided the $74.0 million balance on the revolving line of credit into three new debt facilities. This new debt structure is as follows: $49.5 million for a revolving loan, $15.3 million for a term loan and $9.2 million for an additional term loan. This debt accrues interest at Prime plus 2.5% per annum and is paid monthly. The revolving line is an asset-based loan in which the face commitment of $49.5 million is reduced to $41.5 million by December 2, 2001. In addition, the total principal amount outstanding on the revolving line cannot exceed the "borrowing base" as defined in the agreement. The revised agreements specify certain monthly principal reductions on the term loans. The first term loan requires monthly principal

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
reductions of $182,476 from February 2001 through August 2001 increasing to $681,897 from September 2001 through December 2001, and a balloon payment of $11,323,110 in January 2002. The other term loan requires monthly principal reductions of $1,223,364 from February 2001 through August 2001 and a final payment of $637,386 in September 2001.

The senior note balance at December 31, 2000 was $28,822,430. Interest accrues at Prime plus 2.5% and is payable monthly. Under the terms of the January 15, 2001 forbearance agreements, $8,514,136 in aggregate principal payments are required to be paid from February 2001 through December 2001, with the remaining balance of $20,308,294 due January 2002. The principal payment dates discussed in this paragraph and the previous paragraph apply only if the Company has the ability to extend the forbearance agreements through January 31, 2002. This ability is contingent upon the Company meeting the scheduled payments and paying all required fees, which total approximately $1.4 million. Should the Company fail to make the required principal or fee payments, the lenders will have the right to accelerate the indebtedness during 2001. As a result of this uncertainty, the indebtedness covered under these forbearance agreements has been classified as current. The Company's Oklahoma Development Finance Authority indebtedness has also been classified as current, as a result of financial covenant violations.

Under the revised agreements, the Company also granted security interests to its lenders in substantially all of its assets including receivables, inventories, patents, machinery and equipment, and real estate.

Management has taken steps in order to assist the Company in maintaining compliance with the forbearance agreements. The Company conducted an extensive operations review in May 2000. Based on this review it was determined that the Company's overhead costs and cost of goods sold had risen beyond levels which could be tolerated given the Company's industry, history and volume of business the Company was achieving. Annualized cost cuts of approximately $12.4 million have been made which were comprised of approximately $5.3 million in selling, general and administrative expenses and approximately $7.1 million in manufacturing overhead. These cost cuts were achieved by reductions in workforce and discretionary spending.

The Company also plans to liquidate certain ancillary divisions, if necessary, in order to maintain compliance with these agreements. In addition, management plans to begin negotiating new financing agreements with new lenders, in order to obtain more favorable terms for the Company. Management plans to have new agreements in place before the end of 2001. However, as of the date of this filing, no substantive negotiations have occurred.

The minimum principal payments required during 2001, which are discussed above, total approximately $30 million and must be made in order to maintain compliance with the forbearance agreements, and in order to have the right to exercise the right to extend the forbearance period. Due to the Company's reliance on these debt financing arrangements for working capital, compliance

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
with the forbearance agreements currently in place or additional forbearance by its lenders is necessary for the Company to meet its obligations as they become due and to avoid potentially material adverse effects on the Company's financial position, results of operations, and liquidity.

Additionally, as discussed above, a judgment of approximately $11.7 million has been entered against the Company in its long-standing patent infringement case with Cedarapids. The Company plans to appeal this decision to the Federal Circuit and it is the opinion of management and legal counsel that the Company will ultimately have no liability to Cedarapids in this case. There can be no assurance, however, that the Company will be successful in its appeal. Furthermore, unless the Company posts a bond in favor of Cedarapids or obtains an order prohibiting Cedarapids from executing on its judgment, Cedarapids could attempt to collect the judgment during the pendency of the appeal. The impact of this situation on the Company's liquidity is unknown, due to the court's latitude in making a determination regarding the bond requirements.

The debt-to-total-capital percentage increased to 70.3% at December 31, 2000 compared to 55.9% at December 31, 1999. This increase is primarily the result of funding business acquisitions during 2000, as well as the reduced equity resulting from the Company's net loss of $30.2 million in 2000.

Other Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------------

The Company's current ratio at December 31, 2000 was 1.05:1 compared to 4.06:1 at December 31, 1999. Working capital decreased to approximately $6.5 million at December 31, 2000 from $131.3 million at December 31, 1999. The classification of the indebtedness currently in default with current liabilities was the primary cause for the change in the current ratio and working capital.

Cash provided by operating activities was $0.9 million for the year ended December 31, 2000, compared to cash used in operating activities of $12.0 million for the year ended December 31, 1999. This decrease in cash used in operating activities is primarily attributable to the decreased investment in inventories. Financing activities for the year ended December 31, 2000 provided $8.9 million, which included $9.0 million of net borrowings from the Company's revolving line of credit. These additional borrowings were used primarily to fund the business acquisitions during 2000.

Capital expenditures and acquisitions for 2000 were $8.9 million, an increase of $1.8 million from the prior year. Capital expenditures consisted primarily of computer software and hardware and equipment for use in manufacturing facilities. Capital expenditures for 2001 are budgeted at $5.2 million. Capital expenditures are financed using internally generated funds.

Due to the Company's current year net loss, the Board of Directors decided to suspend the Company's semi-annual dividend until profitability improves. In addition, as a result of the current defaults on indebtedness, the Company is prohibited from paying dividends.

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

Results of Operations
---------------------

Years ended December 31, 2000 and 1999. Revenues increased 4.4% to $228.2 million for the year ended December 31, 2000 from $218.7 million for the year ended December 31, 1999. The revenue increase for the year ended December 31, 2000 was primarily generated through the acquisitions of R. M. Barton, Drion and Cifali. Sales in the asphalt and Roto-Mill product lines increased, but were offset by decreases in the reclaimer/stabilizer, compactor and paving and trimming product lines.

The Company's international sales were $29.2 million in 2000 compared to $17.0 million in 1999, resulting in an increase of approximately 72.3% from 1999. The Company's domestic sales were $199.1 million in 2000 and $201.6 million in 1999, a decrease of approximately 1.4%. International sales were positively impacted by $7.0 million generated from the Drion and Cifali acquisitions. International revenues as a percentage of the Company's total revenues were 12.9% in 2000 and 7.8% in 1999.

Gross margin, as a percentage of net revenues, was 15.9% for the year ended December 31, 2000, down from 25.3% for the year ended December 31, 1999. The decline in margins was due primarily to inventory write-downs of approximately $6.7 million made in the second quarter of 2000. Margins were further adversely impacted by the change in product mix (lower percentage of mobile equipment revenues which experience higher margins).

The Company's inventory build up over the recent past has impacted the Company's financing (the Company has maintained higher debt levels to finance the inventory) and has increased the risk of possible obsolescence. Cash flow is important to the Company at this time, in light of the current year operating losses, its high level of bank debt and the forbearance agreements on its debt in default. (See Changes in Financial Condition, Liquidity, and Capital Resources.) As such, the Company's plan is to turn much of this inventory to cash. Management is continuing a widespread investigation to dispose of inventory items which are no longer used in the manufacturing process. This has aided the Company in reducing inventory levels during 2000, and management expects this process to continue throughout 2001. As a result of these plans, the Company reevaluated its inventory reserves during 2000 and established market value estimates based on transactions in the short term, rather than the amounts which the Company could realize if it held these inventories for extended periods. Adjustments to the valuation reserves which were made in the second quarter of 2000 totaled approximately $6.7 million.

Marketing and administrative expenses increased $1.4 million in 2000. As a percentage of net revenues, marketing and administrative expenses were 17.0% in 2000 compared to 17.1% in 1999. The increase in marketing and administrative expenses over the prior year is attributable to higher legal fees, consulting fees, and the additional marketing and administrative expenses of R. M. Barton Co., Drion, Metra and Cifali. The legal fees are associated with the litigation with Cedarapids, Inc. The consulting fees are

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
primarily associated with the George Group, a consulting firm previously used by the Company to assist with business process reengineering. The contract with the George Group was terminated in May 2000. Due to cost cutting initiatives taken in the second half of 2000 management is confident marketing and administrative expenses will be lower in 2001.

Engineering and product development expenses increased $636,000 in 2000. As a percentage of net revenues, engineering and product development expenses were 3.9% percent in 2000 compared to 3.8% in 1999. Engineering and product development expenses increased due to new development and enhancements in the Company's reclaiming and stabilizing machines, Roto-Mills and grinding machines. In addition, costs increased due to design changes and enhancements to the Series 3000 and 6000 concrete pavers.

Interest expense increased $5.7 million from the prior year. The Company's effective interest rate was approximately 10.32% in 2000 compared to approximately 7.29% in 1999. The increase in interest expense was due to additional borrowings on the Company's revolving line of credit primarily for the increased working capital requirements required during the first half of the year and recent business acquisitions, as well as increases in interest rates.

Income tax expense was $8.1 million in 2000 compared to expense of $1.5 million in 1999. Due to the Company's operating loss for the year 2000, a 100% valuation allowance has been established against the $16.3 million net deferred tax asset. This caused the Company's tax expense to significantly increase. The Company's effective tax rate for 1999 was 37.8%. The effective rate of 37.8% differs from the statutory federal rate of 35% primarily due to state income taxes.

The net loss was $30.2 million in 2000 compared to net earnings of $2.5 million in 1999, or $1.39 loss per share for 2000 compared to net earnings of 11 cents per diluted share for 1999.

Results of Operations
---------------------

Years ended December 31, 1999 and 1998. Revenues increased 5.3% to $218.7 million for the year ended December 31, 1999 from $207.6 million for the year ended December 31, 1998. The revenue increase for the year ended December 31, 1999 was primarily generated through asphalt plants and concrete paving and trimming products. The reclaimers/stabilizers and soil remediation lines increased, but were offset by decreases in the compactor and grinder lines. Revenues were also negatively impacted by the strike which occurred at the Company's Load King Division in the first half of 1999.

The Company's international sales were $17.0 million in 1999 compared to $28.3 million in 1998, resulting in a decrease of approximately 40% from 1998. The Company's domestic sales were $201.7 million in 1999 and $179.3 million in 1998, an increase of approximately 12.4%. Excluding the impact of the decrease in Canadian sales, foreign revenues declined 9.4%. The road

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
building and reconstruction program declined significantly in Canada due to an election year spending freeze and a generally depressed economy across the country. International revenues as a percentage of the Company's total revenues were 7.8% in 1999 and 13.6% in 1998.

Gross margin, as a percentage of net revenues, was 25.3% for the year ended December 31, 1999, down from 25.8% for the year ended December 31, 1998.

Marketing and administrative expenses increased $6.9 million in 1999. As a percentage of net revenues, marketing and administrative expenses were 17.1% in 1999 compared to 14.7% in 1998. The primary factors contributing to the increase in marketing and administrative expenses were: (1) costs of approximately $350,000 incurred in connection with the Company's restructuring of its Oklahoma City manufacturing operations, (2) costs of $785,000 related to the Company's participation in the trienniel CONEXPO-CONAGG tradeshow in Las Vegas, (3) outside consulting fees of $794,000 to evaluate the Company's manufacturing processes, production efficiencies, and sales and marketing operations, with the goal of overhauling the Company's overall business structure, (4) $358,000 for executive moving and relocation costs, (5) settlement of two long-standing litigation matters, (6) the termination of a potential acquisition for which the Company had incurred due diligence costs of approximately $368,000, and (7) overall higher business volume.

Engineering and product development expenses increased $477,000 in 1999. As a percentage of net revenues, engineering and product development expenses were 3.8% percent in 1999 compared to 3.8% in 1998.

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

Net earnings were $2.5 million in 1999 compared to $6.2 million in 1998, or 11 cents per diluted share for 1999 compared to 29 cents per diluted share for 1998. Net earnings were negatively impacted due to $14.3 million in

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
asphalt plant orders at December 31, 1999 that could not be recognized as revenues in 1999 because the equipment had not left the Company's premises, was not complete and ready-to-ship, or other revenue recognition criteria had not been met. The Company recorded these orders as sales in the first half of 2000.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 as of January 1, 2001 did not materially impact the Company.

Federal Highway Legislation
---------------------------

The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next three years. The Company believes that its significant investment in capital improvements and plant modernization efforts have the Company positioned to take advantage of the anticipated increased business as a result of this legislation.

Forward-Looking Statements
--------------------------

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward-looking statements," as that term is defined in the U.S. federal securities laws. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's actual performance and operating results to differ materially from the Company's expectations include, among others, levels of funding for highway construction and rehabilitation; the outcome of the Company's patent infringement lawsuits with Cedarapids, Inc.; the Company's ability to comply with its forbearance agreements with its lenders and extend or replace existing financing; adverse weather conditions; the level of protection provided by patents and other proprietary rights issued, licensed, or sublicensed to the Company; the impact of various types of governmental regulation, domestic and foreign; competitive factors; the Company's ability

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================
to successfully integrate and manage profitably the businesses acquired in 2000; the overall economic environment, domestically and overseas; and whether the investments and cost-cutting initiatives implemented by the Company in 2000 are successful.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth above. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise, except as required by law.

Clean Air Act
-------------

In 1990, the United States Congress passed certain amendments to the National Clean Air Act. The 1990 amendments have required certain products manufactured by the Company to be equipped with pollution control devices. Additional products manufactured by the Company include pollution control devices. The Company believes it continues to meet the requirements of the Clean Air Act.

Inflation
---------

The Company did not experience any significant inflationary impact on its costs of materials.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of increased interest expense and decreased earnings arising from adverse changes in interest rates. The disclosures are not meant to be precise indicators of expected future decreases in earnings, but rather indicators of reasonably possible decreases in earnings. This forward-looking information provides an indication of how the Company views and manages its ongoing market risk exposures.

At December 31, 2000, the Company had debt outstanding of $113.5 million. Of this amount, substantially all of the Company's borrowings bear interest at variable rates, which were approximately 11.5% at December 31, 2000. The Company had $48.6 million more variable rate borrowings at December 31, 2000 than at December 31, 1999, and the average rate at which the variable rate borrowings accrue interest was approximately 375 basis points (3.75%) higher at the end of 2000 compared to 1999. A 10% increase in short-term interest rates on the variable rate debt outstanding at the end of 2000 would approximate 115 basis points. Such an increase in interest rates would increase the Company's annual interest expense by approximately $1,222,000 assuming December 31, 2000 borrowed amounts remain outstanding.

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

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

                       CMI CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

--------------------------------------------------------------------------------

                                                                           PAGE

Independent Auditors' Report..............................................   23

Consolidated Financial Statements
---------------------------------

     Consolidated Statements of Operations
          Years ended December 31, 2000, 1999, and 1998...................   24

     Consolidated Balance Sheets, December 31, 2000 and 1999..............   25

     Consolidated Statements of Changes in Common Stock and Other Capital,
          Years ended December 31, 2000, 1999, and 1998...................   27

     Consolidated Statements of Cash Flows,
          Years ended December 31, 2000, 1999, and 1998...................   28

     Notes to Consolidated Financial Statements,
          December 31, 2000, 1999, and 1998...............................   29

                        INDEPENDENT AUDITORS' REPORT



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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMI Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, at December 31, 2000, the Company failed to comply with certain covenants in its financing arrangements and has entered into forbearance agreements with its primary lending institutions which require significant principal payments during 2001, in order to prevent the lending institutions from exercising their right to accelerate the indebtedness. The status of the Company's financing arrangements, as described above, and the Company's significant loss in 2000 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       KPMG LLP

Oklahoma City, Oklahoma
February 23, 2001, except as to Note 14, which is as of March 20, 2001

                       CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations

                 Years ended December 31, 2000, 1999, and 1998
                     (in thousands, except per share data)

===============================================================================

                                                  2000       1999        1998
                                                --------   --------    --------
Net revenues                                    $228,248    218,663     207,573

Costs and expenses:
   Cost of goods sold                            191,879    163,402     154,003
   Marketing and administrative                   38,794     37,392      30,445
   Engineering and product development             8,929      8,293       7,816
   Product line relocation costs                       -          -       1,419
                                                --------   --------    --------
                                                 239,602    209,087     193,683
                                                --------   --------    --------
   Operating earnings (loss)                     (11,354)     9,576      13,890
                                                --------   --------    --------
Other expense (income):
   Interest expense                               12,248      6,573       5,000
   Interest income                                (1,359)      (980)       (934)
   Minority interest                                  (5)         -           -
   Other, net                                       (117)       (18)        (35)
                                                --------   --------    --------
Earnings (loss) before income taxes              (22,121)     4,001       9,859

Income tax expense                                 8,074      1,512       3,642
                                                --------   --------    --------
Net earnings (loss)                             $(30,195)     2,489       6,217
                                                ========   ========    ========
Share data:
   Weighted average outstanding common
    shares:
       Basic                                      21,683     21,566      21,523

       Diluted                                    21,683     21,805      21,660

   Net earnings (loss) per average outstanding
    common share:
       Basic                                      $(1.39)       .12         .29
                                                ========   ========    ========
       Diluted                                    $(1.39)       .11         .29
                                                ========   ========    ========

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                          December 31, 2000 and 1999
                            (dollars in thousands)

================================================================================

                    Assets                                 2000           1999
                                                         --------       --------
Current assets:
   Cash and cash equivalents                             $ 13,637         12,681
   Receivables less allowance for doubtful accounts
    of $629 and $645 at December 31, 2000 and 1999,
    respectively                                           27,972         31,257
   Inventories:
       Finished equipment                                  42,382         43,124
       Work-in-process                                     16,130         20,212
       Raw materials and parts                             46,683         58,566
                                                         --------       --------
           Total inventories                              105,195        121,902

   Other current assets                                       696            892
   Deferred tax asset                                           -          7,400
                                                         --------       --------
           Total current assets                           147,500        174,132

Property, plant, and equipment:
   Land                                                     2,684          2,109
   Buildings                                               20,708         18,600
   Machinery and equipment                                 53,628         48,204
   Other                                                    1,059          1,070
                                                         --------       --------
                                                           78,079         69,983
   Less accumulated depreciation and amortization          45,153         38,815
                                                         --------       --------
           Net property, plant, and equipment              32,926         31,168

Long-term receivables                                         964            642

Marketable securities, at fair value                        1,465          1,417

Deferred tax asset                                              -            600

Other assets, principally patents and goodwill             10,045          7,516
                                                         --------       --------
           Total assets                                  $192,900        215,475
                                                         ========       ========

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                          December 31, 2000 and 1999
                            (dollars in thousands)

================================================================================

Liabilities, Common Stock and Other Capital
-------------------------------------------
                                                               2000       1999
                                                             --------   -------
Current liabilities:
   Current maturities of long-term debt and
    long-term debt in default                                $110,062     4,551
   Accounts payable                                            12,342    22,002
   Accrued liabilities                                         18,608    16,316
                                                             --------   -------
           Total current liabilities                          141,012    42,869
                                                             --------   -------
Long-term debt                                                  3,449    94,497

Minority interest                                                 425         -

Common stock and other capital:
   Common stock:
       Par value $.10; shares issued and outstanding
        - 602 at December 31, 2000 and 1999                         -         -
   Class A common stock:
       Par value $.10; shares issued and outstanding
        - 21,690,886 and 21,640,883 at December 31, 2000
        and 1999, respectively                                  2,169     2,164
   Additional paid-in capital                                  50,905    50,610
   Accumulated other comprehensive loss                          (397)     (197)
   Retained earnings (accumulated deficit)                     (4,663)   25,532
                                                             --------   -------
                                                               48,014    78,109

Commitments and contingencies (notes 13 and 14)
                                                             --------   -------
          Total liabilities, common stock and
           other capital                                     $192,900   215,475
                                                             ========   =======


See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Changes in Common Stock and Other Capital

                 Years ended December 31, 2000, 1999, and 1998
                                (in thousands)
================================================================================

                                                                                  Accumulated     Retained
                                   Class A Common Stock   Additional                 Other        Earnings
                                   --------------------     Paid-in   Treasury   Comprehensive    (Accum.
                                    Shares      Amount      Capital    Stock         Loss         Deficit)    Total
                                   --------    --------   ----------  --------   -------------    --------   -------
Balance December 31, 1997            21,506    $  2,151   $   49,816  $    (32)  $           -    $ 18,658   $70,593
Net earnings                              -           -            -         -               -       6,217     6,217
Retirement of treasury stock             (6)          -          (32)       32               -           -         -
Exercise of stock options                49           4          273         -               -           -       277
Dividends paid, common
  stock ($.04 per share)                  -           -            -         -               -        (861)     (861)
                                   --------    --------   ----------  --------   -------------    --------   -------
Balance December 31, 1998            21,549    $  2,155   $   50,057  $      -   $           -    $ 24,014   $76,226
Net earnings                              -           -            -         -               -       2,489     2,489
Unrealized loss on available
  for sale securities, net
  of tax benefit of $113                  -           -            -         -            (197)          -      (197)
                                                                                                             -------
Comprehensive income                                                                                         $ 2,292
Retirement of voting common stock         -           -           (1)        -               -           -        (1)
Exercise of stock options                35           3          160         -               -           -       163
Common stock issued                      57           6          394         -               -           -       400
Dividends paid, common stock
  ($.045 per share)                       -           -            -         -               -        (971)     (971)
                                   --------    --------   ----------  --------   -------------    --------   -------
Balance December 31, 1999            21,641    $  2,164   $   50,610  $      -   $        (197)   $ 25,532   $78,109
Net loss                                  -           -            -         -               -     (30,195)  (30,195)
Unrealized loss on available
  for sale securities                     -           -            -         -             (60)          -       (60)
Foreign currency
  translation adjustments                 -           -            -         -            (140)          -      (140)
                                                                                                             -------
Comprehensive loss                                                                                           (30,395)
Common stock issued                      50           5          295         -               -           -       300
                                   --------    --------   ----------  --------   -------------    --------   -------
Balance December 31, 2000            21,691    $  2,169   $   50,905  $      -   $        (397)   $ (4,663)  $48,014
                                   ========    ========   ==========  ========   =============    ========   =======

See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999, and 1998
                            (dollars in thousands)

================================================================================

                                                              2000      1999      1998
                                                            --------  --------  --------
Operating activities:
   Net earnings (loss)                                      $(30,195)    2,489     6,217
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Depreciation                                            4,622     3,995     2,944
       Amortization                                              963       326       300
       Gain on sale of assets                                   (110)      (18)      (36)
       Deferred tax expense                                    8,000     1,213     3,100
       Minority interest in loss of                               (5)        -         -
         consolidated subsidiary
       Change in assets and liabilities net of effects
         of acquisitions of businesses:
           Receivables                                         7,388    (3,008)   (1,096)
           Inventories                                        23,856   (18,799)  (34,220)
           Other current assets                                  365        31      (344)
           Accounts payable                                  (10,901)      286     6,896
           Accrued liabilities                                (2,689)    1,563     4,970
           Long-term receivables                                (312)     (286)    2,153
           Other non-current assets                              (97)      209     1,348
                                                            --------  --------  --------
               Net cash and cash equivalents provided by
                 (used in) operating activities                  885   (11,999)   (7,768)
                                                            --------  --------  --------
Investing activities:
  Proceeds from sale of assets                                   132       119       305
  Capital expenditures                                        (3,473)   (5,717)  (13,309)
  Purchases of marketable securities                             (48)     (122)     (107)
  Cash paid for acquisitions of businesses                    (5,434)   (1,405)        -
  Cash paid to defend patent                                       -    (1,072)        -
                                                            --------  --------  --------
               Net cash and cash equivalents used in
                 investing activities                         (8,823)   (8,197)  (13,111)
                                                            --------  --------  --------
Financing activities:
  Payments on notes payable                                   (1,512)     (269)     (216)
  Borrowings on notes payable                                  1,428         -         -
  Net borrowings on revolving line of credit                   8,978    22,000    28,000
  Proceeds from stock options exercised                            -       163       277
  Payment of common stock dividends                                -      (971)     (861)
                                                            --------  --------  --------
               Net cash and cash equivalents provided by
                 financing activities                          8,894    20,923    27,200
                                                            --------  --------  --------
Increase in cash and cash equivalents                            956       727     6,321

Cash and cash equivalents at beginning of year                12,681    11,954     5,633
                                                            --------  --------  --------
Cash and cash equivalents at end of year                    $ 13,637    12,681    11,954
                                                            ========  ========  ========
See notes to consolidated financial statements.

                       CMI CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

================================================================================

(1)  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------

     Description of Business
     -----------------------
     Since 1964, CMI Corporation and its subsidiaries (the "Company") have manufactured and marketed equipment for the road and heavy construction industry. The Company's construction equipment has a wide variety of uses in the maintenance, construction, paving, and resurfacing of highways, city streets, parking lots, airport runways, tunnels, and bridges. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

     Seasonal Nature of the Business
     -------------------------------
     The Company's business is seasonal in nature and precedes the months in which highway and road construction and restoration generally occur. A large portion of the Company's orders for its products are received in the months of November through July, with significant shipments occurring in the months of March through August.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of CMI Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the prior periods to conform to the 2000 presentation. The primary reclassification relates to freight billed to customers. During 2000, the Company adopted the provisions of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenues. Accordingly, net revenues include approximately $4.1 million, $4.1 million, and $1.9 million related to shipping and handling charges billed to customers during 2000, 1999, and 1998, respectively. The related costs associated with shipping and handling are included as a component of cost of goods sold.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

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

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     The Company had short-term notes receivable and sales-type lease payments due from customers included in accounts receivable of approximately $5,508,000 and $3,440,000 at December 31, 2000 and 1999, respectively.

     Inventories
     -----------
     Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead which are related to the purchase and production of inventories.

     Property, Plant, and Equipment
     ------------------------------
     Property, plant, and equipment, stated at cost or the present value of minimum lease payments for assets under capital leases, are depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for buildings, machinery and equipment, and other property, plant, and equipment range from 15 to 40, 3 to 15, and 2 to 10 years, respectively. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Other Assets
     ------------
     Other assets include patents and other intangible assets. Patent costs are being amortized on a straight-line basis over the life of the related patent. Also included in other assets is the excess of acquisition costs over the fair value of net assets acquired (goodwill). Goodwill is being amortized on a straight-line basis over fifteen years. Accumulated amortization for goodwill was $758,000 and $505,000 at December 31, 2000 and 1999, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

     Revenue Recognition
     -------------------
     Substantially all of the Company's sales transactions incorporate two separate elements - sale of equipment and sale of service. These sales transactions constitute multiple element arrangements. Revenue is recognized for the sale of equipment when the equipment is shipped and

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     title has transferred to the customer. Revenues associated with the service element of the arrangement are recognized when the underlying customer site visits are completed. Revenues in multiple element arrangements are allocated to each element based upon the relative fair values of each element, based upon published list prices. Service revenue is insignificant for all periods presented.

     In certain cases, at the customer's written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the equipment does not ship until a specified later date. The Company recognizes revenue associated with the sale of equipment bill and hold arrangements when the equipment is complete, ready to ship, and hold criteria have been met.

     In the fourth quarter of 2000, effective as of January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). The only modification to the Company's revenue recognition practices as a result of the adoption of SAB 101 relates to the bifurcation of the service element from all equipment sales transactions. The adoption of SAB 101 did not have a significant impact upon adoption at January 1, 2000, any quarterly reporting period during 2000, or at December 31, 2000.

     Income Taxes
     ------------
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are not considered "more likely than not" to be realized.

     Stock Options
     -------------
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, the Company records expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options with a vesting period, the expense is recognized over the vesting period. The Company has not recognized any stock-based compensation expense for the periods ended December 31, 2000, 1999 and 1998.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of investments approximates fair market value. The carrying amount of debt was approximately $113.5 million and $99.0 million at December 31, 2000 and 1999, respectively. The carrying amount of debt at December 31, 2000 approximates fair value, as a result of the variable interest rates paid on the majority of the Company's borrowings. The fair value of long-term debt at December 31, 1999 was approximately $98.0 million. The estimated fair value of debt is based on borrowing rates currently available with similar terms and average maturities.

     Marketable Securities
     ---------------------
     The Company classifies its marketable securities as available for sale. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. There were no realized gains in 2000, 1999 or 1998.

     Earnings Per Common Share
     -------------------------
     Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

     The following table reconciles weighted average common shares outstanding used in the calculation of basic earnings (loss) per common share to the number of shares used in the calculation of diluted earnings (loss) per share for the years 2000, 1999 and 1998 (shares in thousands):

                                                       Year ended December 31
                                                       ----------------------
                                                        2000    1999    1998
                                                       ------  ------  ------
     Weighted average number of common
       shares outstanding - basic                      21,683  21,566  21,523

     Dilutive effect of potential common shares
       issuable upon exercise of employee
       stock options                                        -     239     137
                                                       ------  ------  ------
     Weighted average number of common
       shares outstanding - diluted                    21,683  21,805  21,660
                                                       ======  ======  ======

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     For 2000, all stock options are excluded from consideration of diluted loss per share because of the Company's net loss. See Note 5.

     Comprehensive Income
     --------------------
     SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available for sale marketable securities and foreign currency translation adjustments and is presented in the consolidated statement of changes in common stock and other capital.

     Impact of Recently Issued Accounting Standards Not Yet Adopted
     --------------------------------------------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 as of January 1, 2001 did not materially impact the Company.


(2)  Acquisition of Businesses and Product Lines
     -------------------------------------------
     In January 2000, the Company acquired all of the outstanding stock of R. M. Barton Co., Inc. (Barton) for approximately $2.1 million in cash, and the assumption of approximately $1.4 million in liabilities. The purchase price was allocated to the net assets acquired based on the estimates of fair value and resulted in goodwill of approximately $1.1 million which is being amortized on a straight-line basis over 15 years.

     In February 2000, the Company acquired all of the outstanding stock of Metra Metaalwerken B. V. B. A. (Metra) for approximately $1.8 million in cash, 50,000 shares of the Company's Class A Common Stock (valued at $300,000), and the assumption of approximately $900,000 in liabilities. The purchase price was allocated to the net assets acquired based on the estimates of fair value and resulted in goodwill of approximately $835,000 which is being amortized on a straight-line basis over 15 years.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     On July 26, 2000, the Company acquired 75% of the outstanding equity of Cifali & CIA LTDA. (Cifali), a Brazilian company located in Cachoeirinha, Brazil, for $1.5 million in cash and direct costs and the assumption of approximately $5.2 million in liabilities. An additional $900,000, payable in three annual installments of $300,000, will be paid if Cifali attains certain levels of net earnings for each of the fiscal years ending December 31, 2001, 2002, and 2003. The purchase price was allocated to the net assets acquired based on the estimates of fair value and resulted in goodwill of approximately $118,000 which is being amortized on a straight-line basis over 15 years.

     In October 1999, the Company acquired all of the outstanding stock of Drion Constructie B. V. B. A. (Drion) for approximately $1.4 million in cash, 57,143 shares of the Company's Class A Common Stock (valued at $400,000), and the assumption of approximately $300,000 in liabilities. The purchase price was allocated to the assets acquired based on their estimated fair values and resulted in goodwill and other intangible assets of approximately $1.5 million.

     The pro forma effects of all acquisitions in 1999 and 2000 are insignificant.

(3)  Long-Term Debt and Notes Payable and Liquidity
     ----------------------------------------------
     Long-term debt and notes payable at December 31 are summarized as follows (dollars in thousands):

                                                                2000     1999
                                                              -------- --------
     Series A Senior Notes, collateralized by a security
     interest in certain real property, with interest at
     11.50% at December 31, 2000 and 7.68% at December 31,
     1999, under forbearance agreement                        $ 28,822   30,000

     Revolving line of credit, collateralized by security
     interests in all assets including receivables,
     inventory, patents, real estate and machinery
     and equipment, with interest of 11.5% at December 31,
     2000 and 7.75% at December 31, 1999, under forbearance
     agreement                                                  49,449   65,000

     Term Loan, collateralized by security interests in all
     assets including receivables, inventory, patents, real
     estate and machinery and equipment, with interest of
     11.5% at December 31, 2000, under forbearance agreement     9,201        -

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

                                                                2000     1999
                                                              -------- --------

     Term Loan, collateralized by security interests in
     all assets including receivables, inventory, patents,
     real estate and machinery and equipment, with interest
     of 11.5% at December 31, 2000, under forbearance
     agreement                                                  15,328        -

     4.4% to 8.25% (8.1% weighted average rate) fixed rate
     bonds, collateralized by a first security interest
     in certain real property, due September 2010                3,455    3,682

     Note payable to leasing institution due January 2002,
     with interest at the Libor rate plus 4.5%, which was
     11.065% at December 31, 2000, collateralized by
     certain equipment.                                          3,519        -

     Lease-purchase obligations and notes payable due
     through September 2008, with interest from 6.25% to
     10.25%, collateralized by certain buildings and
     equipment                                                   3,737      366
                                                              -------- --------
                                                               113,511   99,048

     Less current maturities of long-term debt and
       long-term debt in default                               110,062    4,551
                                                              -------- --------
     Long-term debt                                           $  3,449   94,497
                                                              ======== ========

     The Company amended its revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. Under the forbearance agreements discussed below, the line was later reduced to $80 million on September 26, 2000, and further reduced to $77 million on November 15, 2000. As of December 31, 2000, the Company had utilized approximately $74 million of the revolving line of credit. Other long-term debts have maturity dates through September 2010. However, the majority of the Company's long-term debt is classified as current at December 31, 2000, based on the defaults occurring on the majority of the Company's financing arrangements.

     At December 31, 2000, and during most of 2000, the Company was not in compliance with certain provisions of its senior notes agreement, its revolving credit agreement, and its Oklahoma Development Finance Authority note. In addition, the Company did not make a required payment on the senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. Noncompliance with these provisions permits the lenders to accelerate the Company's debt under the senior note agreement, the revolving credit agreement, and the Oklahoma Development Finance Authority note. As a result, the Company obtained forbearance agreements with the senior notes and revolving line of credit lenders, on September 26, 2000, November 15, 2000, and January 15, 2001. Among other things, the forbearance agreements prevent the

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     Company's lenders from exercising their acceleration rights, provided that the Company complies with the terms and conditions of the forbearance agreements, discussed further below. The latest forbearance agreements (dated January 15, 2001) extend the forbearance period through June 30, 2001. The Company has the option to extend the forbearance period through September 30, 2001 in order to facilitate a refinancing of the Company's obligations to its lenders, provided that certain terms and conditions are met, which are discussed further below. The Company will also have the option to further extend the forbearance period to January 31, 2002, contingent upon payment of additional fees and meeting certain terms and conditions, which are discussed further below.

     The January 15, 2001 forbearance agreements provide for additional forbearance periods as discussed above and divided the $74.0 million balance on the revolving line of credit into three new debt facilities. This new debt structure is as follows: $49.5 million for a revolving loan, $15.3 million for a term loan and $9.2 million for an additional term loan. This debt accrues interest at Prime plus 2.5% per annum and is paid monthly. The revolving line is an asset-based loan in which the face commitment of $49.5 million is reduced to $41.5 million by December 2, 2001. In addition, the total principal amount outstanding on the revolving line cannot exceed the "borrowing base" as defined in the agreement. The revised agreements specify certain monthly principal reductions on the term loans. The first term loan requires monthly principal reductions of $182,476 from February 2001 through August 2001 increasing to $681,897 from September 2001 through December 2001, and a balloon payment of $11,323,110 in January 2002. The other term loan requires monthly principal reductions of $1,223,364 from February 2001 through August 2001 and a final payment of $637,386 in September 2001.

     The senior notes balance at December 31, 2000 was $28,822,430. Interest accrues at Prime plus 2.5% and is payable monthly. Under the terms of the January 15, 2001 forbearance agreements, $8,514,136 in aggregate principal payments are required from February 2001 through December 2001, with the remaining balance of $20,308,294 due January 2002. The principal payment dates discussed in this paragraph and the previous paragraph apply only if the Company has the ability to extend the forbearance agreements through January 31, 2002. This ability is contingent upon the Company meeting the scheduled payments and paying all required fees, which total approximately $1.4 million. Should the Company fail to make the required principal or fee payments, the lenders will have the right to accelerate the indebtedness during 2001. As a result of this uncertainty, the indebtedness covered under these forbearance agreements has been classified as current. The Company's Oklahoma Development Finance Authority indebtedness has also been classified as current, as a result of financial covenant violations.

     Under the revised agreements, the Company also granted security interests to its lenders in substantially all of its assets including receivables, inventories, patents, machinery and equipment, and real estate.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     Management has taken steps in order to assist the Company in maintaining compliance with the forbearance agreements. The Company conducted an extensive operations review in May 2000. Based on this review it was determined that the Company's overhead costs and cost of goods sold had risen beyond levels which could be tolerated given the Company's industry, history and volume of business the Company was achieving. Annualized cost cuts have been made in selling, general and administrative expenses and in manufacturing overhead. These cost cuts were achieved by reductions in workforce and discretionary spending.

     Management also plans to liquidate certain ancillary divisions, if necessary, in order to maintain compliance with these agreements. In addition, management plans to begin negotiating new financing agreements with new lenders, in order to obtain more favorable terms for the Company. Management plans to have new agreements in place before the end of 2001. However, as of the date of this filing, no substantive negotiations have occurred.

     The minimum principal payments required during 2001, which are discussed above, total approximately $30 million and must be made in order to maintain compliance with the forbearance agreements, and in order to have the right to exercise the right to extend the forbearance period. Due to the Company's reliance on these debt financing arrangements for working capital, compliance with the forbearance agreements currently in place or additional forbearance by its lenders is necessary for the Company to meet its obligations as they become due and to avoid potentially material adverse effects on the Company's financial position, results of operations, and liquidity.

     During the second quarter of 1999, the Company entered into a transaction with a customer and a leasing institution, whereby the Company agreed to repurchase the equipment underlying the transaction in the event that the customer did not exercise its purchase option at the end of the lease term. The repurchase agreement provided for a purchase price which was below the estimated fair value of the equipment at the time of the repurchase. Accordingly, the Company applied sales-type lease accounting. Ultimately, the customer did not exercise its purchase option, and the equipment was returned to the leasing institution during 2000. As a result, the Company recorded a liability to the leasing institution in the amount of the agreed upon price and the fair value of the inventory was also recorded at the same time. During February 2001, the Company entered into a formal agreement with the leasing institution, whereby the Company is obligated to make payments of approximately $352,000 during April, July, and October of 2001. The remaining principal balance is due in January 2002.

     The Company maintains a fleet financing agreement which allows the Company to borrow 100 percent of the net sales price of specific equipment under lease contracts. The terms of the individual borrowings under the financing agreement are consistent with the lease contracts and generally range from three months to three years. Borrowings under

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     the fleet financing agreement are secured by the specific equipment. As of December 31, 2000 and 1999, the Company had no borrowings outstanding under the fleet financing agreement.

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

     On February 14, 1992, the Company filed an amended and restated certificate of incorporation, which authorizes 20,000 shares of Common Stock and 45,000,000 shares of Class A Common Stock. Additionally, the Company effected a 1-for-2,000 reverse split of the Common Stock and declared a stock dividend of 1,999 shares of Class A Common Stock for each whole share of Common Stock outstanding following the reverse split. Owners of the remaining shares of Common Stock were offered the opportunity to exchange each share of Common Stock for one share of Class A Common Stock. The exchange offer expired on April 30, 1992. At December 31, 2000, 602 shares of Common Stock were still outstanding. The Class A Common Stock has certain transfer restrictions in order to prevent a change in ownership, which could limit or eliminate the Company's income tax net operating loss carryforwards (see note 7).

     Due to the Company's current year net loss, the Board of Directors decided to suspend the Company's semi-annual dividend profitability improves. In addition, as a result of the current defaults on indebtedness, the Company is prohibited from paying dividends.

(5)  Stock Option Plans
     ------------------
     In 1992, the Company established a Stock Option Plan (the "Plan") for its employees. In 1999, the Board of Directors and the shareholders of the Company approved certain amendments to the Plan. The Plan has two features:
     (1) stock options and (2) stock appreciation rights. The Plan is administered by a committee comprised of at least two members of the Board of Directors. The granting of stock options and/or appreciation rights is at the sole discretion of the committee. A maximum of 2,100,000 stock options and/or appreciation rights may be granted under the Plan. The exercise price of the stock options is the market value of Class A Common Stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing six months after the grant date. The committee is entitled in its discretion to grant options with vesting periods which are different from the standard four year period. In some instances, the committee has exercised its discretion and has granted options with both shorter and longer vesting periods than the standard four year period. There were 1,076,348 options available for grant under the Plan at December 31, 2000.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     During 2000, 320,000 stock options were granted. None were granted during 1999. The per share weighted-average fair value of stock options granted during 2000 and 1998 was $1.99 and $3.77 respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                  2000    1999    1998
                                                ------- ------- -------
          Expected volatility                       63%      -    55.0%
          Expected dividend yield                    -       -     0.6%
          Risk free interest rate                  5.5%      -     5.5%
          Expected life                         7.5 yrs      -  7.3 yrs

     The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                     2000     1999    1998
                                                   --------  ------  ------
     Net earnings (loss)           As reported     $(30,195)  2,489   6,217
                                   Pro forma        (30,311)  2,186   6,040

     Earnings per share - diluted  As reported       $(1.39)   0.11    0.29
                                   Pro forma         $(1.40)   0.10    0.28

     Stock appreciation rights may be issued with stock options or separately, at the sole discretion of the committee. Stock appreciation rights, if granted, would be payable in shares of Class A Common Stock over the same vesting period as the stock options. At December 31, 2000, no stock appreciation rights had been granted.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     Stock option activity during the periods indicated is as follows:

                                            Number of        Weighted-Average
                                              Shares          Exercise Price
                                            ---------        ----------------
        Balance at December 31, 1997          435,000              $4.83

                Granted                       550,000               6.25
                Exercised                      48,860               5.66
                Forfeited                      51,140               4.61
                                            ---------
        Balance at December 31, 1998          885,000              $5.68

                Granted                             -                  -
                Exercised                      35,000               4.70
                Forfeited                      75,000               5.41
                                            ---------
        Balance at December 31, 1999          775,000              $5.75

                Granted                       320,000               3.12
                Exercised                           -                  -
                Forfeited                     550,000               6.30
                                            ---------
        Balance at December 31, 2000          545,000              $3.20
                                            =========

     At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.75 - $6.81 and 4.5 years, respectively.

     At December 31, 2000, 1999, and 1998, the number of options exercisable was 290,558, 333,642, and 243,533, respectively, and the weighted-average exercise price of those options was $3.20, $5.35, and $5.04, respectively.

(6)  Leases
     ------
     The Company leases equipment to customers under short-term and long-term contracts. Short-term contracts generally range from three to six months. Rental income from short-term leases was approximately $1,621,000, $770,000, and $1,384,000, for the years ended December 31, 2000, 1999, and
     1998, respectively.

     The Company's long-term leases generally qualify as sales-type leases. The net investment in such leases is included in receivables. Future minimum lease payments to be received for long-term leases are as follows (dollars in thousands):

                    2001                5,509
                    2002                  332
                    2003                  309
                    2004                  245
                    2005                   78
                    Thereafter              -
                                       ------
                                       $6,473
                                       ======

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

(7)  Income Taxes
     ------------

     Income tax expense consisted of the following (dollars in thousands):

                                                 2000    1999    1998
                                                ------  ------  ------
                Current tax expense             $   74     299     542

                Deferred tax expense             8,000   1,213   3,100
                                                ------  ------  ------
                                                $8,074   1,512   3,642
                                                ======  ======  ======

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% (35% in 1998) to earnings (loss) before income taxes in 2000, 1999, and 1998, as a result of the following (dollars in thousands):

                                                      2000    1999    1998
                                                    -------  ------  ------

       Computed expected tax (benefit) expense      $(7,521)  1,360   3,451
       State income tax (benefit) expense              (995)    181     410
       Increase (decrease) in valuation allowance    16,309      29    (177)
       Other, net                                       281     (58)    (42)
                                                    -------  ------  ------
                                                    $ 8,074   1,512   3,642
                                                    =======  ======  ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                             2000     1999
                                                           --------  ------
        Net operating loss and other carryforwards         $ 13,992   5,566
        Other, primarily accrued liabilities                  6,137   5,592
                                                           --------  ------
        Deferred tax assets                                  20,129  11,158
        Deferred tax liability (plant and equipment
                temporary differences)                       (3,845) (2,663)
                                                           --------  ------
                                                             16,284   8,495
        Less valuation allowance                            (16,284)   (495)
                                                           --------  ------
        Net deferred tax asset                             $      -   8,000
                                                           ========  ======

     The net deferred tax asset at December 31, 1999 was $8.0 million. No net deferred tax asset was recorded at December 31, 2000. The Company has assessed its past earnings history and trends, reversing taxable temporary differences, the current year net loss, the substantial doubt regarding the Company's ability to continue as a going concern, and expiration dates of carryforwards and has determined that it is not "more likely than not" that the December 31, 2000 net deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the net deferred tax asset.

     Prior to 2000, the Company's taxable income in 1998 and 1999, prior to utilization of income tax net operating loss carryforwards, supported the "more likely than not" criteria that net deferred tax assets would be realized.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

     At December 31, 2000, the Company had tax net operating loss carry forwards of approximately $25.5 million for federal income tax purposes. Such carryforwards, which may provide future tax benefits, expire as follows:
     $2.1 million in 2010 and $23.4 million in 2020. At December 31, 2000 the Company also had tax net operating loss carryforwards of approximately $52.2 million for state income tax purposes. Such carryforwards expire as follows: $1,300,000 in 2001; $100,000 in 2002; $4,100,000 in 2004;
     $7,300,000 in 2005; $4,400,000 in 2006, $12,200,000 in 2010; and
     $22,800,000 in 2020. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year (see note 4).

     At December 31, 2000, the Company had tax credit carryforwards of approximately $1.2 million which expire in varying amounts from 2001 to 2010, and depletion carryforwards and AMT credit carryforwards of approximately $1.9 million and $1.4 million, respectively, which do not expire.

(8)  Export Sales
     ------------
     The Company had export sales of approximately $29.2 million, $17.0 million, and $28.3 million in 2000, 1999, and 1998, respectively. These sales were made through foreign subsidiaries, dealers and representatives. A significant portion of these sales were made in Asia, Europe, South America, and North and Central America, excluding the United States.

(9)  Employee Benefit Plan
     ---------------------
     The Company has a defined contribution plan whereby eligible employees may contribute pre-tax wages in accordance with the provisions of the plan. At the discretion of the Board of Directors, the Company matches certain contributions made by eligible employees. Discretionary matching contributions of approximately $307,000, $339,000, and $346,000 were made in 2000, 1999 and 1998, respectively.

(10) Supplemental Quarterly Financial Information (Unaudited)
     --------------------------------------------------------
     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share data):

                                              2000
                              -----------------------------------------------
                               First    Second     Third    Fourth      Full
                              Quarter   Quarter   Quarter   Quarter     Year
                              -------   -------   -------   -------   -------
     Net revenues             $67,303    65,123    47,748    48,074   228,248
     Net (loss)                (1,023)   (8,320)   (1,482)  (19,370)  (30,195)
     Earnings (loss) per share
          Basic               $  (.05)     (.38)     (.07)     (.89)    (1.39)
          Diluted             $  (.05)     (.38)     (.07)     (.89)    (1.39)

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

                                                       1999
                                   -------------------------------------------
                                    First    Second   Third   Fourth    Full
                                   Quarter  Quarter  Quarter  Quarter   Year
                                   -------  -------  -------  -------  -------
     Net revenues                  $53,461   71,946   54,606   38,650  218,663
     Net earnings (loss)               172    5,239      331   (3,253)   2,489
     Earnings (loss) per share
          Basic                    $   .01      .24      .02     (.15)     .12
          Diluted                  $   .01      .24      .02     (.15)     .11

     During the fourth quarter of 2000, the Company recorded adjustments to reflect changes in the Company's estimates of the required valuation allowance against the deferred tax assets. The impact of this adjustment resulted in an increase in the 2000 net loss of $14.8 million.

     In the fourth quarter of 1999, the Company recorded adjustments to reduce the carrying value of inventory, increase accrued liabilities for legal contingencies and warranties, and to expense incurred due diligence costs related to the termination of a potential acquisition. The after tax effect of the fourth quarter adjustments decreased net earnings by approximately $1.2 million.

(11) Supplemental Cash Flow Information
     ----------------------------------
     Cash paid for interest approximated $11,330,000, $6,734,000, and $4,731,000 in 2000, 1999, and 1998, respectively.

     Cash paid for income taxes approximated $191,000, $554,000, and $229,000 in 2000, 1999, and 1998, respectively.

     In February 2000, the Company acquired Metra Metaalwerken B.V.B.A. The consideration paid to the former owner of Metra included shares of the Company's Class A Common Stock. The fair value of the stock issued was approximately $300,000.

     As discussed in Note 3, certain inventory was returned to the Company during 2000 related to a transaction recognized as revenues in accordance with sales type lease accounting. The returned inventory was recorded on the books at fair value, and a liability was recorded to the leasing company involved in the transaction.

     In October 1999, the Company acquired Drion Constructie B.V.B.A. The consideration paid to the former owner of Drion included shares of the Company's Class A Common Stock. The fair value of the stock issued was approximately $400,000.

(12) Segment Information
     -------------------
     The Company currently manages its business by operating location. As such, the Company identifies its segments based on its individual manufacturing facilities. The Company has three reportable segments, its main Oklahoma City manufacturing facility its Bid-Well facility, and its Johnson-Ross facilities. These facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     The specific products manufactured at the Oklahoma City facility are as follows: (i) mobile equipment - the Company's primary line of concrete paving systems, pavement profiling and reclaiming/stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; and (ii) materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The products manufactured at the Bid-Well facility include lightweight grading and concrete paving an finishing machines. The products manufactured at the Johnson-Ross facilities include concrete batching plants. The products manufactured at the "Other" facilities include custom heavy hauling and heavy-duty trailers, and small utility sized pavement profilers and pavement reclaiming machines, all of which fall into the mobile equipment category.

     Following is certain financial information regarding the Company's Oklahoma City, Bid-Well and Johnson-Ross facilities and all other manufacturing facilities. The revenues reported below are all from external customers. General corporate expenses are not allocated to the operating segments; rather, such expenses are included as a reconciling item to reported operating earnings (dollars in thousands).

                                       Oklahoma               Johnson      All
                                         City     Bid-Well     -Ross      Other      Total
                                      -----------------------------------------------------
     As of December 31, 2000:
       Total assets                   $141,781       4,311     16,516     30,292    192,900

     Year ended December 31, 2000:
       Net revenues                   $168,528       8,215     19,191     32,314    228,248
       Costs and expenses              175,164       6,556     20,966     30,798    233,484
                                      --------    --------    -------    -------    -------
         Segment measure of
           operating profit (loss)    $ (6,636)      1,659     (1,775)     1,516     (5,236)
                                      ========    ========    =======    =======
       General corporate expenses                                                    (6,118)
                                                                                    -------
         Operating loss                                                             (11,354)

       Interest expense                                                             (12,248)
       Interest income                                                                1,359
       Other, net                                                                       122
                                                                                   --------
         Loss before income taxes                                                   (22,121)

       Income tax expense                                                             8,074
                                                                                   --------
       Net (loss)                                                                  $(30,195)
                                                                                   ========
       Capital expenditures          $   2,068         113      157        1,135      3,473
                                      ========    ========    =======    =======   ========
       Depreciation and amortization $   3,994         118      349        1,124      5,585
                                      ========    ========    =======    =======   ========

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

                                      Oklahoma                Johnson      All
                                        City      Bid-Well     -Ross      Other      Total
                                      -----------------------------------------------------
     As of December 31, 1999:
        Total assets                  $180,333       3,841     18,452     12,849    215,475

     Year ended December 31, 1999:
        Net revenues                  $175,088       8,488     17,017     18,070    218,663
        Costs and expenses             161,460       7,008     16,245     17,893    202,606
                                      --------    --------    -------    -------    -------
           Segment measure of
             operating profit         $ 13,628       1,480        772        177     16,057
                                      ========    ========    =======    =======
        General corporate expenses                                                   (6,481)
                                                                                    -------
           Operating earnings                                                         9,576

        Interest expense                                                             (6,573)
        Interest income                                                                 980
        Other, net                                                                       18
                                                                                    -------
           Earnings before income taxes                                               4,001

        Income tax expense                                                            1,512
                                                                                    -------
        Net earnings                                                                $ 2,489
                                                                                    =======
        Capital expenditures          $  4,648         265        800          4      5,717
                                      ========    ========    =======    =======    =======
        Depreciation and amortization $  3,578          96        315        332      4,321
                                      ========    ========    =======    =======    =======
     As of December 31, 1998:
        Total assets                  $166,036       4,029     13,778      5,868    189,711

     Year ended December 31, 1998:
        Net revenues                  $163,077       6,132     16,328     22,036    207,573
        Costs and expenses             148,572       5,171     14,305     20,607    188,655
                                      --------    --------    -------    -------    -------
           Segment measure of
             operating profit         $ 14,505         961      2,023      1,429     18,918
                                      ========    ========    =======    =======
        General corporate expenses                                                   (5,028)
                                                                                    -------
           Operating earnings                                                        13,890

        Interest expense                                                             (5,000)
        Interest income                                                                 934
        Other, net                                                                       35
                                                                                    -------
           Earnings before income taxes                                               9,859

        Income tax expense                                                            3,642
                                                                                    -------
        Net earnings                                                                $ 6,217
                                                                                    =======
        Capital expenditures          $ 12,804          58        203        244     13,309
                                      ========    ========    =======    =======    =======
        Depreciation and amortization $  2,520          87        276        361      3,244
                                      ========    ========    =======    =======    =======

     At December 31, 2000, the Company had one operating location in the United Kingdom, one in Belgium, and another in Brazil. The United Kingdom location serves as a sales office and has approximately $283,000 of long-lived assets comprised of property, plant and equipment. The Belgium location, which manufactures a high-tech line of midrange concrete slip-form pavers, has approximately $5.8 million of long-lived assets comprised primarily of property, plant and equipment and other assets. The Brazilian location which manufactures asphalt plants,

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

     asphalt pavers and surface finishing machines, has approximately $8.2 million of long-lived assets comprised primarily of property, plant and equipment and other assets. At December 31, 2000 all remaining assets were located in the United States.

     Revenues for products were as follows (dollars in thousands):

                                                  2000      1999     1998
                                                --------  -------  -------
                Mobile Equipment                $ 85,522   88,450   79,248
                Materials Processing Equipment   108,996   97,837   96,131
                Parts and Used Equipment          33,730   32,376   32,194
                                                --------  -------  -------
                                                $228,248  218,663  207,573
                                                ========  =======  =======

(13) Commitments and Contingencies
     -----------------------------
     The Company and its subsidiaries are parties to various leases relating to plants, warehouses, office facilities, transportation vehicles, and certain other equipment. Real estate taxes, insurance, and maintenance expenses are normally obligations of the Company. It is expected that in the normal course of business, the majority of the leases will be renewed or replaced by other leases. Leases do not restrict dividends, debt, or future leasing arrangements. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rent expense was $1,731,000 in 2000, $1,502,000 in 1999, $1,402,000 in 1998.

     Minimum rental commitments under all non-cancelable leases for five years subsequent to December 31, 2000, are approximately as follows: $926,000 in 2001, $751,000 in 2002, $535,000 in 2003, $297,000 in 2004, and $297,000 in
     2005.

     At December 31, 2000, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $4,093,000 through September 2009.

(14) Litigation
     ----------
     Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma (the District Court) with Cedarapids, Inc. (Cedarapids). The Company sued Cedarapids seeking a declaratory judgment that a patent held by Cedarapids was invalid, or, in the alternative, that the Company was not infringing the patent. Cedarapids subsequently filed a counterclaim against the Company, alleging that the Company's Triple-Drum Mixer infringes this same patent.

     During February 2001, the District Court issued a ruling in this case. The court ruled that one configuration of the Company's Triple-Drum mixer (used on approximately 100 Triple-Drums) infringed the patent held by Cedarapids. The court enjoined the Company from selling this particular configuration of Triple-Drum. On March 20, 2001, the court awarded damages and prejudgment interest to Cedarapids of approximately $11,700,000.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================
     The Company plans to appeal the judgment to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). It is the opinion of management and legal counsel that the Company will ultimately have no liability for infringement in this case. The Company has a number of defenses which, in the opinion of management and counsel, will result in the original judgment being overturned upon appeal. Accordingly, no accrual has been established for this judgment. In addition, the Company has capitalized approximately $1.7 million in legal fees incurred in defense of the Triple Drum patent. These costs are being amortized over the remaining life of the patent. In the event that the Federal Circuit does not overturn the District Court's ruling, these costs will be expensed in the period when the final decision is rendered.

     Under the injunction issued by the court, the Company can continue selling Triple-Drum Mixers with total air burners which were found not to infringe. The costs associated with using the total air burners are not significant. Therefore, management does not expect that the injunction will have a material impact on future sales. However, unless the Company posts a bond in favor of Cedarapids, or obtains on order prohibiting Cedarapids from executing on its judgement, Cedarapids could attempt to collect the judgement during the pendency of the appeal. The impact of this situation on the Company's liquidity is unknown, due to the court's latitude in making a determination regarding the bond requirements.

     In September 1998, Cedarapids filed a separate suit against the Company in the U.S. District Court for the Northern District of Iowa, alleging that the Company has infringed on a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this case. The Company, together with its legal counsel, believes that this claim is without merit, and intends to vigorously contest this lawsuit. Since the likelihood of an unfavorable outcome in this case has not been determined to be probable by the Company and its legal counsel, no liability has been recorded for this case.

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

(15) Related Party Transactions
     --------------------------
     During 1997, the Company leased a manufacturing facility and offices located in Champaign, Illinois from Steve Hillard, the current President of CMI Johnson-Ross. This lease expires on April 1, 2006. The lease provides for rental payments of $15,000 per month. Aggregate lease payments for the years ended December 31, 2000, 1999 and 1998 were $174,000, $180,000, and
     $150,000 respectively.

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

================================================================================

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not applicable.

                                   PART III

In accordance with the provisions of General Instruction G(3), Items 10, 11, 12, and 13 are incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.


                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on
          --------------------------------------------------------------------
          Form 8-K
          --------

(a)  Consolidated Financial Statements and Consolidated Financial Statement
     ----------------------------------------------------------------------
     Schedules
     ---------

1.   Consolidated Financial Statements:
     ---------------------------------

     See Index to Consolidated Financial Statements at Item 8 on Page 22 of this Form 10-K.

2.   Consolidated Financial Statement Schedules:
     ------------------------------------------

     Information required by schedules called for under Regulation S-X is either not applicable, not material, or is included in the consolidated financial statements or notes thereto.

3.      Exhibits

                                                       Page Number or
Exhibit                                               Incorporation by
Number    Description                                   Reference to
------- -------------------------------------     -----------------------
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

(3.2)   Amended and Restated By-Laws              Exhibit (3ii) on Form
                                                  10-Q, dated August 13,
                                                  1999

(4.1)   Series A Senior Notes Loan Agreement      Exhibit 4.1 on
                                                  Form 10-K dated
                                                  March 19, 1999

(4.2)   Revolving Line of Credit Loan Agreement   Exhibit 4.2 of on
        and Amendments                            Form 10-K, dated
                                                  April 7, 2000

CMI CORPORATION
FORM 10-K
December 31, 2000

================================================================================

(4.3)   The registrant, by signing this report,
        agrees to furnish the Securities and
        Exchange Commission, upon its request, a copy of any instrument which defines the right of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated finan-cial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

(4.4)   Revolving Credit Agreement Loan                Exhibit 4.4 of this
        Modification and Forbearance Agreement         Form 10-K
        dated January 15, 2001


(4.5)   Series A Senior Notes Agreement Forbearance    Exhibit 4.5 of this
        Agreement dated January 15, 2001               Form 10-K

(10.1)  Investment Agreement dated August 19, 1999     Exhibit 28.1 on
        between Recovery Equity Investors, L. P.       Form 8-K filed
        and the Company                                on/or about
                                                       September 10, 1991


(10.2)  Amendment No. 1 to Investment Agreement        Exhibit 10.5 on
        dated November 6, 1998 between Recovery        Form 10-K, dated
        Equity Investors, L. P. and the Company        April 7, 2000


(10.3)  Registration Rights Agreement dated            Exhibit 28.2 on
        August 19, 1991 between Recovery Equity        Form 8-K filed
        Investors, L. P. and the Company               on/or about
                                                       September 10, 1991


(10.4)  Amendment No. 1 to Registration Rights         Exhibit 10.7 on
        Agreement dated January 15, 1993 between       Form 10-K, dated
        Recovery Equity Investors, L. P. and           April 7, 2000
        the Company

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================

(21) Subsidiaries of the Registrant:
                                                  Place of Incorporation
              Name                                    or Organization
              ----                                ----------------------
     CMI Limited Partnership                      Oklahoma
     CMI Sales Co.                                Oklahoma
     Product Support, Inc.                        Oklahoma
     Machinery Investment Corporation             Oklahoma
     CMI International (U.K.), Ltd.               England
     CMI Energy Conversion Systems, Inc.          Oklahoma
     CMI OIL Corporation                          Oklahoma
     CMI Dakota Co.                               South Dakota
     CMI Cedar Falls, Inc.                        Iowa
     Transport Trailer Manufacturing Company      Oklahoma
     Brownwood Ross Company                       Texas
     CMI Johnson Corporation                      Illinois
     CMI Belgium NV                               Belgium
     Drion Constructie B. V. B. A.                Belgium
     R. M. Barton Co., Inc.                       Oklahoma
     CMI Cifali Equipamentos, Ltda.               Brazil

(23) Consent of Independent Auditors              Exhibit 23

(b)  Reports on Form 8-K
     -------------------
     No reports on Form 8-K were filed during the last quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)
CMI CORPORATION

By:  /s/ Bill Swisher                                Dated:   April 16, 2001
     -------------------------------------                    --------------
     Bill Swisher
     Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Kenneth J. Barker                             Dated: April 16, 2001
     -------------------------------------                    --------------
     Kenneth J. Barker
     Director

By:  /s/ Joseph J. Finn-Egan                           Dated: April 16, 2001
     -------------------------------------                    --------------
     Joseph J. Finn-Egan
     Director

CMI CORPORATION
FORM 10-K
December 31, 2000
================================================================================


By:  /s/ Carl Hatton                                   Dated: April 16, 2001
     -------------------------------------                    --------------
     Carl Hatton
     Executive Vice President, and
     Chief Operating Officer

By:  /s/ Larry D. Hartzog                              Dated: April 16, 2001
     -------------------------------------                    --------------
     Larry D. Hartzog
     Director

By:  /s/Jim D. Holland                                 Dated: April 16, 2001
     -------------------------------------                    --------------
     Jim D. Holland
     Senior Vice President, Treasurer
     and Chief Financial Officer

By:  /s/ Ronald A. Kahn                                Dated: April 16, 2001
     -------------------------------------                    --------------
     Ronald A. Kahn
     Director

By:  /s/ Jeffrey A. Lipkin                             Dated: April 16, 2001
     -------------------------------------                    --------------
     Jeffrey A. Lipkin
     Director

By:  /s/ J. Larry Nichols                              Dated: April 16, 2001
     -------------------------------------                    --------------
     J. Larry Nichols
     Director

By:  /s/ Thomas P. Stafford                            Dated: April 16, 2001
     -------------------------------------                    --------------
     Thomas P. Stafford
     Director

By:  /s/ C. Bruce Gaylord                              Dated: April 16, 2001
     -------------------------------------                    --------------
     C. Bruce Gaylord
     Principal Accountant