Form 10-Q
period 2001-03-31
CMI CORP
filed 2001-05-15
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant To Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the quarterly period ended March 31, 2001      Commission file number 1-5951



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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Common Stock Par Value $.10                                  602
Voting Class A Common Stock Par Value $.10                   21,690,886
------------------------------------------         -----------------------------
       (Title of each class)                       (Outstanding at May 15, 2001)

                                    1 of 22

                                CMI CORPORATION
                              Index to Form 10-Q


                                                                            Page
                                                                            ----

PART I.  Financial Information

          Condensed Consolidated Balance Sheets -
            March 31, 2001(Unaudited), December 31, 2000
            and March 31, 2000(Unaudited)                                      3

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2001 and 2000(Unaudited)              4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Three Months Ended March 31, 2001 (Unaudited), and the
            Years Ended December 31, 2000 and December 31, 1999                5

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000(Unaudited)              6

          Notes to Condensed Consolidated Financial Statements                 7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     15

          Quantitative and Qualitative Disclosure About Market Risk           20


PART II.  Other Information

          Item 1.   Legal Proceedings                                         21

          Item 2.   Changes in Securities and Use of Proceeds                 22

          Item 3.   Defaults Upon Senior Securities                           22

          Item 4.   Submission of Matters to a Vote of                        22
                    Security Holders

          Item 5.   Other Information                                         22

          Item 6.   Exhibits and Reports on Form 8-K                          22

Signatures                                                                    22


                                    2 of 22

                        PART I - FINANCIAL INFORMATION

                       CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                  March 31,    December 31,    March 31,
                                                      2001        2000*          2000
                                                 (Unaudited)                 (Unaudited)
                                                 -----------   ------------  -----------
Current assets:
 Cash & cash equivalents                            $  2,018         13,637       16,340
 Receivables, net                                     27,825         27,927       45,161
 Inventories
  Finished equipment                                  41,795         42,382       45,687
  Work-in-process                                     13,506         16,130       20,183
  Raw materials & parts                               45,271         46,683       60,515
                                                     -------        -------      -------
     Total inventories                               100,572        105,195      126,385
 Other current assets                                  1,207            696        1,073
 Deferred tax assets                                       -              -        6,738
                                                     -------        -------      -------
     Total current assets                            131,622        147,500      195,697

Property, plant & equipment                           78,702         78,079       72,630
Less accumulated depreciation                         46,992         45,153       40,391
                                                     -------        -------      -------
 Net property, plant & equipment                      31,710         32,926       32,239

Long-term receivables                                    870            964          586
Marketable securities, at fair value                   1,569          1,465        1,450
Other assets, principally patents and goodwill        10,453         10,045        9,555
Deferred tax assets                                        -              -        1,778
                                                     -------        -------      -------

                                                    $176,224        192,900      241,305
                                                     =======        =======      =======

Current liabilities:
 Current maturities of long-term debt and
  long-term debt in default                         $ 95,641        110,062      118,369
 Accounts payable                                     17,277         12,342       28,546
 Accrued liabilities                                  19,090         18,608       17,203
                                                     -------        -------      -------
     Total current liabilities                       132,008        141,012      164,118

Long-term debt                                           666          3,449            -

Minority interest                                        427            425            -

Common stock & other capital:
 Class A common stock & common stock                   2,169          2,169        2,169
 Other capital                                        40,954         45,845       75,018
                                                     -------        -------      -------
     Total common stock & other capital               43,123         48,014       77,187
                                                     -------        -------      -------

                                                    $176,224        192,900      241,305
                                                     =======        =======      =======

*   Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

                                    3 of 22

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)


                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                     2001       2000
                                                  -------     ------

Net revenues                                      $55,426     67,303
                                                   ------     ------

Costs and expenses:
  Cost of goods sold                               45,039     54,679
  Marketing and administrative                      9,577      9,897
  Engineering and product development               1,763      2,261
                                                   ------     ------
                                                   56,379     66,837
                                                   ------     ------

  Operating earnings (loss)                          (953)       466
                                                   ------     ------

Other expense (income):
  Interest expense                                  4,115      2,277
  Interest income                                    (412)      (196)
  Other, net                                           21         (3)
                                                   ------     ------

Loss before income taxes                           (4,677)    (1,612)

Income tax expense (benefit)                           46       (589)
                                                   ------     ------

Net loss                                          $(4,723)    (1,023)
                                                   ======     ======

Share data:
  Weighted average outstanding common shares:
     Basic                                         21,691     21,656

     Diluted                                       21,691     21,656

  Net loss per average outstanding share:
     Basic                                        $  (.22)      (.05)
                                                   ======     ======

     Diluted                                      $  (.22)      (.05)
                                                   ======     ======

     Dividends per common share                   $     -          -
                                                   ======     ======


See notes to condensed consolidated financial statements.

                                    4 of 22

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                                (in thousands)



                                                                    Accumulated      Retained
                                Class A Common Stock  Additional       Other         Earnings
                                --------------------    Paid-in    Comprehensive   (Accumulated
                                 Shares     Amount      Capital         Loss          Deficit)     Total
                                --------------------------------------------------------------------------

Balance December 31, 1998        21,549     $2,155     $50,057               -       $ 24,014    $ 76,226

Net earnings                          -          -           -               -          2,489       2,489

Unrealized loss on available
 for sale securities, net of
 tax benefit of $113                  -          -           -            (197)             -        (197)
                                                                                                  -------

Comprehensive income                                                                             $  2,292

Retirement of voting common
 stock                                -          -          (1)              -              -          (1)

Exercise of stock options            35          3         160               -              -         163

Common stock issued                  57          6         394               -              -         400

Dividends paid, common stock
 ($.045 per share)                    -          -           -               -           (971)       (971)
                                 ------      -----      ------            ----        -------     -------

Balance December 31, 1999        21,641      2,164      50,610            (197)        25,532      78,109

Net loss                              -          -           -               -        (30,195)    (30,195)

Unrealized loss on available
 for sale securities                  -          -           -             (60)             -         (60)

Foreign currency translation
 adjustments                          -          -           -            (140)             -        (140)
                                                                                                 --------

Comprehensive loss                                                                               $(30,395)

Common stock issued                  50          5         295               -              -         300
                                 ------      -----      ------            ----        -------     -------

Balance December 31, 2000        21,691      2,169      50,905            (397)        (4,663)     48,014
(all remaining information
   is unaudited)

Net loss                              -          -           -               -         (4,723)     (4,723)

Unrealized gain on available
 for sale securities                  -          -           -              66              -          66

Foreign currency translation
 adjustments                          -          -           -            (234)             -        (234)
                                                                                                 --------

Comprehensive loss                                                                                 (4,891)
                                 ------      -----      ------            ----        -------     -------
Balance March 31, 2001           21,691     $2,169     $50,905           $(565)      $ (9,386)   $ 43,123
                                 ======      =====      ======            ====        =======     =======


See notes to condensed consolidated financial statements.

                                    5 of 22

                       CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
                                                                  2000      1999
                                                                  ----      ----
OPERATING ACTIVITIES
 Net loss                                                     $ (4,723)   (1,023)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation                                                   1,370     1,070
  Amortization                                                     293       189
  (Gain) loss on sale of assets                                      2        (3)
  Minority interest in earnings of consolidated subsidiary           2         -
  Change in assets and liabilities, net of effects of
  acquisitions of businesses:
     Receivables                                                   147   (12,661)
     Inventories                                                 4,389    (2,450)
     Other current assets                                         (511)      (47)
     Accounts payable                                            4,935     6,255
     Accrued liabilities                                           482       339
     Deferred income taxes                                           -      (516)
     Long-term receivables                                          94        56
     Other non-current assets                                     (701)     (395)
                                                               -------   -------
 Net cash and cash equivalents provided by (used in)
  Operating activities                                           5,779    (9,186)
                                                               -------   -------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                       15         3
 Capital expenditures                                             (171)   (1,058)
 Purchases of marketable securities                                (38)      (33)
 Cash paid for business acquisitions                                 -    (3,916)
                                                               -------   -------
 Net cash and cash equivalents used in investing
  Activities                                                      (194)   (5,004)
                                                               -------   -------

FINANCING ACTIVITIES
 Payments on notes payable                                        (860)      (81)
 Net borrowings (payments) on revolving line of credit         (16,344)   17,930
                                                               -------   -------
 Net cash and cash equivalents provided by (used in)
  Financing activities                                         (17,204)   17,849
                                                               -------   -------

Increase (decrease) in cash and cash equivalents               (11,619)    3,659

Cash and cash equivalents at beginning of period                13,637    12,681
                                                               -------   -------

Cash and cash equivalents at end of period                    $  2,018    16,340
                                                               =======   =======

See notes to condensed consolidated financial statements.

                                    6 of 22

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) The interim condensed consolidated financial information has been prepared in conformity with accounting principles generally accepted in the United States of America applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of March 31, 2001 and 2000 and for the interim periods ended March 31, 2001 and 2000 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

(2) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 as of January 1, 2001 did not impact the Company.

(3) During most of 2000, the Company was not in compliance with certain provisions of its senior notes agreement, its revolving credit agreement, and its Oklahoma Development Finance Authority note. In addition, the Company did not make a required payment on the senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. Noncompliance with these provisions permits the lenders to accelerate the Company's debt under the senior note agreement, the revolving credit agreement, and the Oklahoma Development Finance Authority note. As a result, the Company obtained forbearance agreements with the senior notes and revolving line of credit lenders, on September 26, 2000, November 15, 2000, and January 15, 2001. Among other things, the forbearance agreements prevent the Company's lenders from exercising their acceleration rights, provided that the Company complies with the terms and conditions of the forbearance agreements, discussed further below. The latest forbearance agreements (dated January 15, 2001) extend the forbearance period through June 30, 2001. The Company has the option to extend the forbearance period through September 30, 2001 in order to facilitate a refinancing of the Company's obligations to its lenders, provided that certain terms and conditions are met, which are discussed further below. The Company will also have the option to further extend the forbearance

                                    7 of 22

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     period to January 31, 2002, contingent upon payment of additional fees and meeting certain terms and conditions, which are discussed further below.

     The January 15, 2001 forbearance agreements provide for additional forbearance periods as discussed above and divided the $74.0 million balance on the revolving line of credit into three new debt facilities. This new debt structure is as follows: $49.5 million for a revolving loan, $15.3 million for a term loan and $9.2 million for an additional term loan. Interest accrues at Prime plus 2.5% per annum and is paid monthly. The revolving line is an asset-based loan in which the face commitment of $49.5 million is reduced to $41.5 million by December 2, 2001. In addition, the total principal amount outstanding on the revolving line cannot exceed the "borrowing base" as defined in the agreement. The revised agreements specify certain monthly principal reductions on the term loans. The first term loan requires monthly principal reductions of $182,476 from February 2001 through August 2001 increasing to $681,897 from September 2001 through December 2001, and a balloon payment of $11,323,110 in January 2002. The other term loan requires monthly principal reductions of $1,223,364 from February 2001 through August 2001 and a final payment of $637,386 in September 2001. At March 31, 2001, the balances on the revolving loan, term loan and additional term loan were $34,509,755, $15,145,557, and $7,977,571, respectively.

     The senior notes balance at March 31, 2001 was $28,274,699. Interest accrues at Prime plus 2.5% and is payable monthly. Under the terms of the January 15, 2001 forbearance agreements, $8,514,136 in aggregate principal payments are required from February 2001 through December 2001, with the remaining balance of $20,308,294 due January 2002. The principal payment dates discussed in this paragraph and the previous paragraph apply only if the Company is entitled to extend the forbearance agreements through January 31, 2002. This right to extend is contingent upon the Company making all of the scheduled payments of principal and interest, as well as paying approximately $1.4 million in fees to the lenders. Should the Company fail to make any of the payments described above, the lenders will have the right to immediately accelerate the indebtedness. As a result of this uncertainty, the indebtedness covered under these forbearance agreements has been classified as current. The Company's Oklahoma Development Finance Authority indebtedness has also been classified as current, as a result of financial covenant violations.

     Under the revised agreements, the Company also granted security interests to its lenders in substantially all of its assets including receivables, inventories, patents, machinery and equipment, and real estate.

     Management has taken steps in order to assist the Company in maintaining compliance with the forbearance agreements. The Company conducted an extensive operations review in May 2000. Based on this review, it was determined that the Company's overhead costs and cost of goods sold had risen beyond levels which could be tolerated given the Company's industry,

                                    8 of 22

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     history and volume of business the Company was achieving. Annualized cost cuts have been made in selling, general and administrative expenses and in manufacturing overhead. These cost cuts were achieved by reductions in workforce and discretionary spending.

     Management also plans to liquidate certain ancillary divisions, if necessary, in order to maintain compliance with these agreements. In addition, management plans to begin negotiating new financing agreements with new lenders, in order to obtain more favorable terms for the Company. Management expects to have new agreements in place before the end of 2001. However, there can be no assurances thereof. As of the date of this filing, management has retained the services of an investment banking firm to begin searching for potential lenders to refinance the Company's debt and also to assist with identification of prospective buyers for certain divisions within the Company. Additionally, as of the date of this report the Company has complied with all terms and conditions of its forbearance agreements and has made all required payments.

     The minimum principal payments required during 2001, which are discussed above, total approximately $30 million and must be made in order to maintain compliance with the forbearance agreements, and in order to have the right to exercise the options to extend the forbearance period. Due to the Company's reliance on these debt financing arrangements for working capital, compliance with the forbearance agreements currently in place or additional forbearance by its lenders is necessary for the Company to meet its obligations as they become due and to avoid material adverse effects on the Company's financial position, results of operations, and liquidity.

(4) The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.

(5)  Reclassifications
     -----------------

     Certain reclassifications have been made to the prior interim period to conform to the 2001 presentation. The primary reclassification relates to freight billed to customers. During 2000, the Company adopted the provisions of EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF Issue requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenues. Accordingly, net revenues include approximately $.9 million, and $1.1 million related to shipping and handling charges billed to customers during the three months ended March 31, 2001 and March 31, 2000, respectively. The related costs associated with shipping and handling are included as a component of cost of goods sold.

(6)  Related Party Transactions
     --------------------------

     There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year.

                                    9 of 22

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

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

     At March 31, 2001, the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3.1 million through September 2009.

(8)  Earnings Per Share
     ------------------

     Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

     The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings (loss) per common share to the number of shares used in the calculation of diluted earnings
     (loss) per share (shares in thousands):
                                                    Three Months Ended
                                                        March 31
                                                    ------------------
                                                       2001    2000
                                                       ----    ----
     Weighted average number of common shares
       outstanding - basic                            21,691  21,656

     Dilutive effect of potential common shares
     issuable upon exercise of employee stock
     options                                               -       -
                                                      ------  ------

     Weighted average number of common shares
       outstanding - diluted                          21,691  21,656
                                                      ======  ======


     Options to purchase 465,000 shares of common stock at $1.94 - $6.81 were outstanding during the three months ended March 31, 2001 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

(9)  Litigation
     ----------

     Since 1996, the Company has been involved in litigation in the U.S. District Court for the Western District of Oklahoma (the District Court) with Cedarapids, Inc. (Cedarapids). The Company sued Cedarapids seeking a declaratory judgment that a patent held by Cedarapids was invalid or, in the alternative, that the Company was not infringing the patent.

                                    10 of 22

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

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

     The Company plans to appeal the judgment to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). As of the date of this report the Company has filed a notice of appeal. It is the opinion of management and legal counsel that the Company will ultimately have no liability for infringement in this case. The Company has a number of defenses which, in the opinion of management and counsel, will result in the original judgment being overturned upon appeal. Accordingly, no accrual has been established for this judgment. In addition, the Company has capitalized approximately $1.7 million in legal fees incurred in defense of the Triple Drum patent. These costs are being amortized over the remaining life of the patent. In the event that the Federal Circuit does not overturn the District Court's ruling, these costs will be expensed in the period when the final decision is rendered.

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

                                    11 of 22

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


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

(10) Segment Information
     -------------------

     The Company currently manages its business by operating location. As such, the Company identifies its segments based on its individual manufacturing facilities. The Company has three reportable segments, its main Oklahoma City manufacturing facility, its Bid-Well facility and its Johnson-Ross facilities. The manufacturing facilities manufacture and market products in the mobile and materials processing equipment categories as well as parts for the products.

     The specific products manufactured at the main facility in Oklahoma City are as follows: (i) mobile equipment - the Company's primary line of concrete paving systems, and pavement profiling and reclaiming/stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; and (ii) materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The products manufactured at the Bid-Well facility fall into the mobile equipment category and include lightweight weight grading and concrete paving and finishing machines. The Johnson-Ross facilities manufacture concrete batching plants which falls into the processing equipment category. The products manufactured at the "Other" facilities include custom heavy hauling and heavy-duty trailers and small utility sized pavement profilers and pavement reclaiming machines, all of which fall into the mobile equipment category.

     Following is certain financial information regarding the Company's segments. The revenues reported below are all from external customers. General corporate expenses are not allocated to the operating segments; rather, such expenses are included as a reconciling item to reported operating earnings or loss.

                                    12 of 22

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                      Oklahoma             Johnson    All
                                        City     Bid-Well   -Ross    Other     Total
                                      -----------------------------------------------

As of March 31, 2001:
 Total assets                         $126,106      3,901  15,382    30,835   176,224

Three months ended March 31, 2001:
 Net revenues                         $ 42,558      1,314   3,865     7,689    55,426
 Costs and expenses                     41,677      1,256   4,266     7,801    55,000
                                       -------   --------  ------   -------   -------
  Segment measure of
  operating profit (loss)             $    881         58    (401)     (112)      426
                                       =======   ========  ======   =======
   General corporate expenses                                                  (1,379)
                                                                              -------
   Operating loss                                                                (953)
 Interest expense                                                              (4,115)
 Interest income                                                                  412
 Other, net                                                                       (21)
                                                                              -------
  Loss before income taxes                                                     (4,677)
 Income tax expense                                                                46
                                                                              -------
 Net loss                                                                    $ (4,723)
                                                                              =======
 Capital expenditures                 $    114         13       -        44       171
                                       =======   ========  ======   =======   =======
 Depreciation and amortization        $  1,163         26      89       385     1,663
                                       =======   ========  ======   =======   =======

As of March 31, 2000:
 Total assets                         $193,011      4,186  20,858    23,250   241,305

Three months ended March 31, 2000:
 Net revenues                         $ 53,024      1,380   4,553     8,346    67,303
 Costs and expenses                     52,262      1,225   4,264     7,854    65,605
                                       -------   --------  ------   -------   -------
  Segment measure of
  operating profit                    $    762        155     289       492     1,698
                                       =======   ========  ======   =======
   General corporate expenses                                                  (1,232)
                                                                              -------
   Operating earnings                                                             466
 Interest expense                                                              (2,277)
 Interest income                                                                  196
 Other, net                                                                         3
                                                                              -------
  Loss before income taxes                                                     (1,612)

 Income tax benefit                                                              (589)
                                                                              -------
 Net loss                                                                    $ (1,023)
                                                                              =======
  Capital expenditures                $    935         50      40        33     1,058
                                       =======   ========  ======   =======   =======
  Depreciation and amortization       $    941         28      87       203     1,259
                                       =======   ========  ======   =======   =======

                                    13 of 22

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     At March 31, 2001, the Company had one operating location in the United Kingdom, one in Belgium, and another in Brazil. The United Kingdom location serves as a sales office and has approximately $26,000 of long-lived assets comprised of property, plant and equipment. The Belgium location, which manufactures a high-tech line of midrange concrete slip-form pavers, has approximately $2.8 million of long-lived assets comprised primarily of property, plant and equipment and other assets. The Brazilian location which manufactures asphalt plants, asphalt pavers and surface finishing machines, has approximately $2.9 million of long-lived assets comprised primarily of property, plant and equipment and other assets. At March 31, 2001 all remaining assets were located in the United States.

     Revenues for products for the three months ended March 31, 2001 and 2000 were as follows (dollars in thousands):

                                         2001     2000
                                         ----     ----

     Mobile Equipment                  $18,904   25,411
     Materials Processing Equipment     28,005   33,503
     Parts and Used Equipment            8,517    8,389
                                       -------  -------
                                       $55,426  $67,303
                                       =======  =======

(11) Comprehensive Loss -
     ------------------

     Comprehensive loss for the three months ended March 31, 2001 and 2000 was as follows:

                                         2001     2000
                                         ----     ----

     Net loss                          $(4,723)  (1,023)

     Unrealized gain on available
       for sale securities                  66        -

     Foreign Currency translation
       adjustments                        (234)    (199)
                                       -------  -------

     Comprehensive loss                $(4,891)  (1,222)
                                       =======  =======

                                    14 of 22

                                CMI CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Results of Operations
---------------------

Revenues decreased 17.6 percent to $55.4 million for the three months ended March 31, 2001, compared to $67.3 million for the three months ended March 31, 2000. Net revenues associated with international customers increased 66.4 percent to $7.5 million for the three months ended March 31, 2001 compared to $4.5 million for the three months ended March 31, 2000. Net revenues for domestic shipments decreased 23.6 percent to $48.0 million for the three months ended March 31, 2001 compared to $62.8 million for the three months ended March 31, 2000. The net loss was $4.7 million, or 22 cents per share, for the three months ended March 31, 2001, compared to a net loss of $1.0 million, or 5 cents per share, for the comparable three months ended March 31, 2000.

The Company's revenue decrease consisted of a $7.3 million decrease in the Company's hot mix asphalt production systems, a $3.6 million decrease in the Company's Roto-Mill line, a $2.8 million decrease in the Company's trailer line, and a $1.2 million decrease in the Company's reclaiming/stabilizing equipment line. These declines were partially offset by the $3.0 increase in international revenues which is primarily attributable to the Brazilian acquisition made in July of 2000. The decline in asphalt production systems revenue was attributable to two plants which could not be shipped out by the end of the quarter due to certain customer restraints.

Gross margins for the three months ended March 31, 2001 averaged 18.7 percent compared to 18.8 percent for the three months ended March 31, 2000. Year to date backlog was $55 million as compared to $58 million for the same period a year ago. The Company continues to aggressively implement a Lean Manufacturing program at its Oklahoma City facility. All employees are being trained in the principles of Lean Manufacturing. The Company is already seeing productivity improvements in the areas it has been implemented. Management expects margins to improve as this program becomes more fully implemented.

Marketing and administrative expenses decreased $320,000 for the three months ended March 31, 2001. As a percentage of net revenues, marketing and administrative expenses were 17.3 percent for the three months ended March 31, 2001, compared to 14.7 percent for the three months ended March 31, 2000. Marketing and administrative expenses decreased due to the cost cutting initiatives taken during the last half of 2000; however, a portion of the decline was offset due to the additional administrative expenses of Cifali, which is the Brazilian facility acquired in July of 2000, as well as much higher utility costs at all locations. Management is continuing to monitor the Company's marketing and administrative costs in an effort to reduce non-value added expenses.

Engineering and product development expenses decreased $498,000 for the three months ended March 31, 2001. As a percentage of net revenues, engineering and product development expenses were 3.2 percent for the three months ended March

                                    15 of 22

31, 2001, compared to 3.4 percent for the three months ended March 31, 2000. Engineering and product development expenses decreased due to a project to redesign the Company's Series 3000 and 6000 paver lines which was started and completed during 2000. These costs did not continue into 2001.

Interest expense increased to $4.1 million for the three months ended March 31, 2001, compared to $2.3 million for the three months ended March 31, 2000. The Company's average effective interest rate (including fees) increased to approximately 15.70% for the three months ended March 31, 2001 compared to 8.38% for the three months ended March 31, 2000. The increase in interest expense is due to the higher effective interest rates on the Company's outstanding debt (12.90%) as well as the forbearance fees paid to the Company's senior notes and revolving credit lenders.

Income tax expense was $46,000 for the three months ending March 31, 2001 compared to an income tax benefit of $589,000 for the March 31, 2000 period. Due to the Company's operating loss during 2000 and the first quarter of 2001, a 100% valuation allowance has been established against the approximately $18 million in net deferred tax assets. This caused the increase in income tax expense. The Company had a 37% effective tax rate for the three months ended March 31, 2000. The expense recorded for the three months ended March 31, 2001 relates primarily to the Company's Brazilian operations. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates.

Liquidity and Capital Resources
-------------------------------

The Company amended its revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. Under the forbearance agreements discussed below, the line was reduced to $80 million on September 26, 2000, and further reduced to $77 million on November 15, 2000. As of December 31, 2000, the Company had utilized approximately $74 million of the revolving line of credit. Other long-term debts have maturity dates through September 2010. However, the majority of the Company's long-term debt is classified as current at March 31, 2001, based on the defaults occurring on the majority of the Company's financing arrangements.

During most of 2000, the Company was not in compliance with certain provisions of its senior notes agreement, its revolving credit agreement, and its Oklahoma Development Finance Authority note. In addition, the Company did not make a required payment on the senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. Noncompliance with these provisions permits the lenders to accelerate the Company's debt under the senior notes agreement, the revolving credit agreement, and the Oklahoma Development Finance Authority note. As a result, the Company obtained forbearance agreements with the senior notes and revolving line of credit lenders, on September 26, 2000, November 15, 2000, and January 15, 2001. Among other things, the forbearance agreements prevent the Company's lenders from exercising their acceleration rights, provided that the Company complies with

                                    16 of 22
the terms and conditions of the forbearance agreements, discussed further below. The latest forbearance agreements (dated January 15, 2001) extend the forbearance period through June 30, 2001. The Company has the option to extend the forbearance period through September 30, 2001 in order to facilitate a refinancing of the Company's obligations to its lenders, provided that certain terms and conditions are met, which are discussed further below. The Company will also have the option to further extend the forbearance period to January 31, 2002, contingent upon payment of additional fees and meeting certain terms and conditions, which are discussed further below.

The January 15, 2001 forbearance agreements provide for additional forbearance periods as discussed above and divided the $74.0 million balance on the revolving line of credit into three new debt facilities. This new debt structure is as follows: $49.5 million for a revolving loan, $15.3 million for a term loan and $9.2 million for an additional term loan. Interest accrues at Prime plus 2.5% per annum and is paid monthly. The revolving line is an asset-based loan in which the face commitment of $49.5 million is reduced to $41.5 million by December 2, 2001. In addition, the total principal amount outstanding on the revolving line cannot exceed the "borrowing base" as defined in the agreement. The revised agreements specify certain monthly principal reductions on the term loans. The first term loan requires monthly principal reductions of $182,476 from February 2001 through August 2001 increasing to $681,897 from September 2001 through December 2001, and a balloon payment of $11,323,110 in January 2002. The other term loan requires monthly principal reductions of $1,223,364 from February 2001 through August 2001 and a final payment of $637,386 in September 2001. At March 31, 2001, the balances on the revolving loan, term loan and additional term loan were $34,509,755, $15,145,557, and $7,977,571, respectively. At March 31, 2001, there was approximately $12 million available for advances on the Company's revolving line of credit.

The senior notes balance at March 31, 2001 was $28,274,699. Interest accrues at Prime plus 2.5% and is payable monthly. Under the terms of the January 15, 2001 forbearance agreements, $8,514,136 in aggregate principal payments are required to be paid from February 2001 through December 2001, with the remaining balance of $20,308,294 due January 2002. The principal payment dates discussed in this paragraph and the previous paragraph apply only if the Company is entitled to extend the forbearance agreements through January 31, 2002. This right to extend is contingent upon the Company making all of the scheduled payments of principal and interest, as well as paying approximately $1.4 million in fees to the lenders. Should the Company fail to make any of the payments described above, the lenders will have the right to immediately accelerate the indebtedness. As a result of this uncertainty, the indebtedness covered under these forbearance agreements has been classified as current. The Company's Oklahoma Development Finance Authority indebtedness has also been classified as current, as a result of financial covenant violations.

Under the revised agreements, the Company also granted security interests to its lenders in substantially all of its assets including receivables, inventories, patents, machinery and equipment, and real estate.

                                    17 of 22

Management has taken steps in order to assist the Company in maintaining compliance with the forbearance agreements. The Company conducted an extensive operations review in May 2000. Based on this review, it was determined that the Company's overhead costs and cost of goods sold had risen beyond levels which could be tolerated given the Company's industry, history and volume of business the Company was achieving. Annualized cost cuts of approximately $12.4 million have been made which were comprised of approximately $5.3 million in selling, general and administrative expenses and approximately $7.1 million in manufacturing overhead. These cost cuts were achieved by reductions in workforce and discretionary spending. These cost cuts were largely offset by increases in administrative costs at the Brazilian facility, as well as increases in utility costs. Management continues to evaluate and eliminate non-value added expenses as they are identified.

The Company also plans to liquidate certain ancillary divisions, if necessary, in order to maintain compliance with these agreements. In addition, management plans to begin negotiating new financing agreements with new lenders, in order to obtain more favorable terms for the Company. Management expects to have new agreements in place before the end of 2001. However, there can be no assurances thereof. As of the date of this filing, management has retained the services of an investment banking firm to begin searching for potential lenders to refinance the Company's debt and also to assist with identification of prospective buyers for certain divisions within the Company. Additionally, as of the date of this report the Company has complied with all terms and conditions of it forbearance agreements and has made all required payments.

The minimum principal payments required during 2001, which are discussed above, total approximately $30 million and must be made in order to maintain compliance with the forbearance agreements, and in order to have the right to exercise the options to extend the forbearance period. Due to the Company's reliance on these debt financing arrangements for working capital, compliance with the forbearance agreements currently in place or additional forbearance by its lenders is necessary for the Company to meet its obligations as they become due and to avoid material adverse effects on the Company's financial position, results of operations, and liquidity.

Additionally, as discussed in note 9 to the condensed consolidated financial statements, a judgment of approximately $11.7 million has been entered against the Company in its long-standing patent infringement case with Cedarapids. The Company plans to appeal this decision to the Federal Circuit and it is the opinion of management and legal counsel that the Company will ultimately have no liability to Cedarapids in this case. There can be no assurance, however, that the Company will be successful in its appeal. Furthermore, unless the Company posts a bond in favor of Cedarapids or obtains an order prohibiting Cedarapids from executing on its judgment, Cedarapids could attempt to collect the judgment during the pendency of the appeal. The impact of this situation on the Company's liquidity is unknown, due to the court's latitude in making a determination regarding the bond requirements.

                                    18 of 22

The debt-to-total-capital percentage decreased to 69.0% at March 31, 2001 compared to 70.3% at December 31, 2000. This decrease is the result of debt reduction for the three months ended March 31, 2001.

The current ratio at March 31, 2001, was 1.00-to-1 compared to 1.05-to-1 at December 31, 2000, and working capital at March 31, 2001 was $(386,000) compared to $6.5 million at December 31, 2000. The classification of the amounts outstanding under the senior notes agreement, the revolving credit agreement and the Oklahoma Development Finance authority note agreement as current liabilities is the primary cause for the negative working capital.

Cash provided by operating activities for the three months ended March 31, 2001 was $5.8 million compared to cash used in operating activities of $9.2 million for the three months ended March 31, 2000. This increase was primarily due to decreased inventories and increased current liabilities. Financing activities for the three months ended March 31, 2001 used $17.2 million in cash. The Company continues to pay down it debt according to the revised agreements entered into with its lenders in January 2001.

Capital expenditures for the three months ended March 31, 2001 were $171,000 compared to $1.1 million for the comparable three months ended March 31, 2000. Capital expenditures are budgeted at $5.2 million for 2001 and are expected to be financed using internally generated funds and leasing arrangements. These capital expenditures will be used to improve the Company's manufacturing and product support efficiencies through it Lean Manufacturing program.

Income Taxes
------------

Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carryforwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are not considered "more likely than not" to be realized.

No net deferred tax asset was recorded at March 31, 2001. The Company has assessed its past earnings history and trends, reversing taxable temporary differences, the recent periods net loss, and expiration dates of carryforwards and has determined that it is not "more likely than not" that the March 31, 2001 net deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the net deferred tax asset.

Federal Highway Legislation
---------------------------

The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next three years. The Company believes that its significant investment in

                                    19 of 22
capital improvements and plant modernization efforts have the Company positioned to take advantage of the anticipated increased business as a result of this legislation.

Forward-Looking Statements
--------------------------

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward-looking statements," as that term is defined in the U.S. federal securities laws. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's actual performance and operating results to differ materially from the Company's expectations include, among others, levels of funding for highway construction and rehabilitation; the outcome of the Company's patent infringement lawsuits with Cedarapids, Inc.; the Company's ability to comply with its forbearance agreements with its lenders and extend or replace existing financing; adverse weather conditions; the level of protection provided by patents and other proprietary rights issued, licensed, or sublicensed to the Company; the impact of various types of governmental regulation, domestic and foreign; competitive factors; the Company's ability to successfully integrate and manage profitably the businesses acquired in 2000; the overall economic environment, domestically and overseas; and whether the investments and cost-cutting initiatives implemented by the Company in 2000 are successful.

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

At March 31, 2001, the Company had total debt outstanding of $96.3 million. Of this amount, substantially all of the Company's borrowings bear interest at variable rates which were approximately 10% at March 31, 2001. The Company had $17.2 million less variable rate borrowings at March 31, 2001 than at December

                                    20 of 22

31, 2000, and the average rate at which the variable rate borrowings accrue interest was approximately 150 basis points (1.50%) lower at March 31, 2001 compared to December 31, 2000. A 10% increase in short-term interest rates on the variable rate debt outstanding at March 31, 2001 would approximate 100 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $722,000 for the remainder of the year ending December 31, 2001 assuming borrowed amounts remain outstanding.

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

The Company plans to appeal the judgment to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). As of the date of this report the Company has filed a notice of appeal. It is the opinion of management and legal counsel that the Company will ultimately have no liability for infringement in this case. The Company has a number of defenses which, in the opinion of management and counsel, will result in the original judgment being overturned upon appeal. Accordingly, no accrual has been established for this judgment. In addition, the Company has capitalized approximately $1.7 million in legal fees incurred in defense of the Triple Drum patent. These costs are being amortized over the remaining life of the patent. In the event that the Federal Circuit does not overturn the District Court's ruling, these costs will be expensed in the period when the final decision is rendered.

Under the injunction issued by the court, the Company can continue selling Triple-Drum Mixers with total air burners which were found not to infringe. The costs

                                    21 of 22
associated with using the total air burners are not significant. Therefore, management does not expect that the injunction will have a material impact on future sales.

In September 1998, Cedarapids filed a separate suit against the Company in the U.S. District Court for the Northern District of Iowa, alleging that the Company has infringed on a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this case. The Company, together with its legal counsel believe that this claim is without merit, and intend to vigorously contest this lawsuit. Since the likelihood of an unfavorable outcome in this case has not been determined to be probable by the Company and its legal counsel, no liability has been recorded for this case.

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

See note 3 to condensed consolidated financial statements

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  None

(b) The Company did not file any report on a Form 8-K during the fiscal quarter ended March 31, 2001.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2001        /s/Jim D. Holland
       -----------------     -------------------------------------
                             Jim D. Holland
                             Senior Vice President,
                             Chief Financial Officer & Treasurer

                                    22 of 22