Form 10-Q
period 2001-06-30
CMI CORP
filed 2001-08-13
CIK 21157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Pursuant To Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001   Commission file number 1-5951



                                CMI CORPORATION
                                ---------------
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

Yes  X   No____
    ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Voting Class A Common Stock Par Value $.10                21,690,886
Voting Common Stock Par Value $.10                           602
------------------------------------------   --------------------------------
         (Title of each class)               (Outstanding at August 13, 2001)

                                    1 of 28

                                CMI CORPORATION
                              Index to Form 10-Q


                                                                                        Page
                                                                                        ----
PART I.  Financial Information

     Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
            June 30, 2001(Unaudited), December 31, 2000
            and June 30, 2000(Unaudited)                                                  3

          Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 2001
            and 2000(Unaudited)                                                           4

          Condensed Consolidated Statements of Changes in Common
            Stock and Other Capital -
            Six Months Ended June 30, 2001 (Unaudited), and the
            Years Ended December 31, 2000 and December 31, 1999                           5

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2001 and 2000(Unaudited)                            6

          Notes to Condensed Consolidated Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                              19

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                                24


PART II.  Other Information

          Item 1.  Legal Proceedings                                                    24

          Item 2.  Changes in Securities and Use of Proceeds                            27

          Item 3.  Defaults Upon Senior Securities                                      27

          Item 4.  Submission of Matters to a Vote of                                   27
                   Security Holders

          Item 5.  Other Information                                                    27

          Item 6.  Exhibits and Reports on Form 8-K                                     27

Signatures                                                                              27

                                    2 of 28

                         PART I - FINANCIAL INFORMATION

                        CMI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    June 30    December 31     June 30
                                                      2001        2000*          2000
                                                  (Unaudited)                (Unaudited)
                                                  -----------  ------------  -----------
Current assets:
 Cash & cash equivalents                            $  1,090        13,637       17,296
 Receivables, net                                     30,018        27,972       35,096
 Inventories
  Finished equipment                                  32,259        42,382       43,600
  Work-in-process                                      9,789        16,130       18,179
  Raw materials & parts                               42,906        46,683       52,353
                                                    --------       -------      -------
     Total inventories                                84,954       105,195      114,132
 Other current assets                                  1,319           696          981
 Deferred tax assets                                       -             -       10,470
                                                    --------       -------      -------
     Total current assets                            117,381       147,500      177,975

Property, plant & equipment                           78,865        78,079       73,462
Less accumulated depreciation                         47,947        45,153       41,557
                                                    --------       -------      -------
 Net property, plant & equipment                      30,918        32,926       31,905

Long-term receivables                                  1,358           964          919
Marketable securities, at fair value                     765         1,465        1,617
Other assets, principally patents and goodwill         9,566        10,045        9,663
Deferred tax assets                                        -             -        1,778
                                                    --------       -------      -------

                                                    $159,988       192,900      223,857
                                                    ========       =======      =======

Current liabilities:
 Current maturities of long-term debt and
  long-term debt in default                         $ 81,728       110,062      116,488
 Accounts payable                                     14,536        12,342       23,644
 Accrued liabilities                                  15,103        18,608       15,171
                                                    --------       -------      -------
     Total current liabilities                       111,367       141,012      155,303

Long-term debt                                         3,670         3,449            -

Minority Interest                                        484           425            -

Common stock & other capital:
 Class A common stock & common stock                   2,169         2,169        2,169
 Other capital                                        42,298        45,845       66,385
                                                    --------       -------      -------
     Total common stock & other capital               44,467        48,014       68,554
                                                    --------       -------      -------

                                                    $159,988       192,900      223,857
                                                    ========       =======      =======

*  Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

                                    3 of 28

                       CMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           (dollars and shares in thousands, except per share data)

                                          Three Months Ended            Six Months Ended
                                                June 30                      June 30
                                          ------------------         -------------------
                                             2001       2000             2001       2000
                                             ----       ----             ----       ----
Net revenues                              $68,378     65,122          123,803    132,425
                                          -------    -------          -------    -------

Costs and expenses:
  Cost of goods sold                       51,179     60,249           95,918    114,928
  Marketing and administrative              9,530     11,784           19,407     21,681
  Engineering and product development       2,155      2,883            3,918      5,144
                                          -------    -------          -------    -------

                                           62,864     74,916          119,243    141,753
                                          -------    -------         --------    -------

Operating earnings (loss)                   5,514     (9,794)           4,560     (9,328)
                                          -------    -------          -------    -------

Other expense (income):
  Interest expense                          3,330      2,598            7,445      4,875
  Interest income                            (212)      (329)            (623)      (525)
  Other, net                                  195        (98)             217       (101)
                                          -------    -------          -------    -------

Earnings (loss) before income taxes         2,201    (11,965)          (2,479)   (13,577)

Income tax expense (benefit)                  222     (3,645)             268     (4,234)
                                          -------    -------          -------    -------

Net earnings (loss)                       $ 1,979     (8,320)          (2,747)    (9,343)
                                          =======    =======          =======    =======

Share data:
Weighted average outstanding
       common shares:
           Basic                           21,691     21,641           21,691     21,649

           Diluted                         21,693     21,641           21,691     21,649

   Net earnings (loss) per average
       outstanding share:
           Basic                          $   .09      (0.38)            (.13)     (0.43)
                                          =======    =======          =======    =======

           Diluted                        $   .09      (0.38)            (.13)     (0.43)
                                          =======    =======          =======    =======

   Dividends per common share             $     -          -                -          -
                                          =======    =======          =======    =======

See notes to condensed consolidated financial statements.

                                    4 of 28

                       CMI CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK
                               AND OTHER CAPITAL
                     (in thousands, except per share data)

                                                                          Accumulated
                                     Class A Common Stock    Additional      Other
                                     --------------------     Paid-in    Comprehensive   Retained
                                       Shares   Amount        Capital         Loss       Earnings     Total
                                     -------------------------------------------------------------------------
Balance December 31, 1998             21,549   $2,155          $50,057            -      $ 24,014   $ 76,226

Net earnings                               -        -                -            -         2,489      2,489

Unrealized loss on available
 for sale securities, net of
 tax benefit of $113                       -        -                -         (197)            -       (197)
                                                                                                    --------
Comprehensive income                                                                                $  2,292

Retirement of voting common
 stock                                     -        -               (1)           -             -         (1)

Exercise of stock options                 35        3              160            -             -        163

Common stock issued                       57        6              394            -             -        400

Dividends paid, common stock
 ($.045 per share)                         -        -                -            -          (971)      (971)
                                      ------   ------          -------     --------      --------   --------
Balance December 31, 1999             21,641    2,164           50,610         (197)       25,532     78,109

Net loss                                   -        -                -            -       (30,195)   (30,195)

Unrealized loss on available
 for sale securities                       -        -                -          (60)            -        (60)

Foreign currency translation
 adjustments                               -        -                -         (140)            -       (140)
                                                                                                    --------
Comprehensive loss                                                                                  $(30,395)

Common stock issued                       50        5              295            -             -        300
                                      ------   ------          -------     --------      --------   --------

Balance December 31, 2000             21,691    2,169           50,905         (397)       (4,663)    48,014
(all remaining information
   is unaudited)

Net loss                                   -        -                -            -        (2,747)    (2,747)

Unrealized gain on available
 for sale securities                       -        -                -          140             -        140

Foreign currency translation
 adjustments                               -        -                -         (940)            -       (940)
                                                                                                    --------

Comprehensive loss                                                                                    (3,547)

                                      ------   ------          -------     --------      --------   --------
Balance June 30, 2001                 21,691   $2,169          $50,905     $ (1,197)     $ (7,410)  $ 44,467
                                      ======   ======          =======     ========      ========   ========

See notes to condensed consolidated financial statements.

                                    5 of 28

                       CMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                              Six Months Ended
                                                                                  June 30
                                                                             ------------------
                                                                          2001               2000
                                                                        ------              ------
OPERATING ACTIVITIES
 Net loss                                                              $ (2,747)             (9,343)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                                            2,370               2,227
  Amortization                                                              407                 322
  (Gain) loss on sale of assets                                              23                (101)
  Realized loss from sale of marketable securities                          115                   -
  Minority interest in earnings of consolidated subsidiary                   59                   -
  Change in assets and liabilities, net of effects of
  acquisitions of businesses:
     Receivables                                                         (2,046)             (2,596)
     Inventories                                                         19,304               9,803
     Other current assets                                                  (623)                 45
     Accounts payable                                                     2,193               1,353
     Accrued liabilities                                                 (3,505)             (1,693)
     Deferred income taxes                                                    -              (4,296)
     Long-term receivables                                                 (394)               (277)
     Other non-current assets, excluding amortization                        71              (1,037)
                                                                       --------              ------
 Net cash and cash equivalents provided by (used in)
  operating activities                                                   15,227              (5,593)
                                                                       --------              ------

INVESTING ACTIVITIES
 Proceeds from sale of marketable securities                                786                   -
 Purchases of marketable securities                                         (62)                (67)
 Cash paid for business acquisitions                                          -              (3,916)
 Proceeds from the sale of assets                                            17                 109
 Capital expenditures                                                      (402)             (1,886)
                                                                       --------              ------
 Net cash and cash equivalents provided by (used in)
  investing activities                                                      339              (5,760)
                                                                       --------              ------

FINANCING ACTIVITIES
 Payments on notes payable                                               (5,608)               (222)
 Borrowings on long-term debt                                                 -               3,373
 Net borrowings (payments) on revolving line of credit                  (22,504)             12,817
                                                                       --------              ------
 Net cash and cash equivalents provided by (used in)
  financing activities                                                  (28,112)             15,968
                                                                       --------              ------

Increase (decrease) in cash and cash equivalents                        (12,547)              4,615

Cash and cash equivalents at beginning of period                         13,637              12,681
                                                                       --------              ------

Cash and cash equivalents at end of period                             $  1,090              17,296
                                                                       ========              ======


See notes to condensed consolidated financial statements.

                                    6 of 28

                       CMI CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)  Interim Periods and Principles of Consolidation
     -----------------------------------------------
     The interim condensed consolidated financial information has been prepared in conformity with accounting principles generally accepted in the United States of America applied, in all material respects, on a basis consistent with the consolidated financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. The financial information as of June 30, 2001 and 2000 and for the interim periods ended June 30, 2001 and 2000 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year as the Company is in a seasonal business.

(2)  Merger Agreement
     ----------------
     On June 27, 2001, the Company entered into a merger agreement with Terex Corporation (Terex), whereby the Company will become a wholly-owned subsidiary of Terex. Under the merger agreement, which is subject to the approval of the Company's shareholders, each share of the Company's common stock will be exchanged for 0.16 of a share of Terex common stock, subject to a downward adjustment if the consolidated net debt of the Company, as defined in the merger agreement, exceeds $75.25 million as of the end of the last business day of the last full week immediately preceding the closing of the merger.

     Pursuant to the terms the merger agreement, the Company also entered into an agreement with Bill Swisher, Chief Executive Officer and Chairman of the Board of the Company, whereby Mr. Swisher and a general partnership which he controls agreed to transfer to the Company certain real and personal properties currently being used by the Company and release all claims they may have against the Company. The Company and Mr. Swisher also entered into a non-competition agreement pursuant to which Mr. Swisher has agreed, among other things, not to compete with the Company or its subsidiaries for a period of 10 years. In consideration of the transactions and covenants set forth in these agreements, the Company will pay Mr. Swisher $1,800,000. At Terex's option, a portion of this consideration may be in the form of CMI Corporation common stock. If the merger is not consummated, these agreements will have no force or effect.

(3)  Impact of Recently Issued Accounting Standards
     ----------------------------------------------
     On January 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and Amendment of SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the

                                    7 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     resulting designation. Adoption of these statements did not impact the Company.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company

                                    8 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     Finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill of approximately $5.3 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $500,000 and $268,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this filing, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(4)  Liquidity and Indebtedness
     --------------------------
     During most of 2000, the Company was not in compliance with certain provisions of its senior notes agreement, its revolving credit agreement, and its Oklahoma Development Finance Authority (ODFA) note. In addition, the Company did not make a required payment on the senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. Noncompliance with these provisions permits the lenders to accelerate the Company's debt under the senior note agreement, the revolving credit agreement, and the ODFA note.

     In May 2001, the Company received a waiver from the ODFA waiving compliance with the financial covenants of the note agreement until September 30, 2002. In addition, the Company obtained forbearance agreements with the senior notes and revolving line of credit lenders on September 26, 2000, November 15, 2000, and January 15, 2001. Among other things, the forbearance agreements prevent the Company's lenders from exercising their acceleration rights, provided that the Company complies with the terms and conditions of the forbearance agreements, discussed further below. The forbearance period currently extends until September 30, 2001. The Company has the option to further extend the forbearance period through January 31, 2002, contingent upon payment of

                                    9 pf 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     additional fees and meeting certain terms and conditions, which are discussed further below.

     The January 15, 2001 forbearance agreements provide for several consecutive forbearance periods as discussed above and divided the $74.0 million balance on the revolving line of credit into three new debt facilities. This new debt structure is as follows: $49.5 million for a revolving loan, $15.3 million for a term loan and $9.2 million for an additional term loan. This debt accrues interest at prime rate plus 2.5% per annum and is paid monthly. The revolving line is an asset-based loan in which the face commitment of $49.5 million is reduced to $41.5 million by December 2, 2001. In addition, the total principal amount outstanding on the revolving line cannot exceed the "borrowing base" as defined in the forbearance agreements. The forbearance agreements specify certain monthly principal reductions on the term loans. The first term loan requires monthly principal reductions of $182,476 from February 2001 through August 2001 increasing to $681,897 from September 2001 through December 2001, and a balloon payment of $11,323,110 in January 2002. The other term loan requires monthly principal reductions of $1,223,364 from February 2001 through August 2001 and a final payment of $637,386 in September 2001. At June 30, 2001, the balances on the revolving loan, term loan and additional term loan were $32,566,755, $14,598,127, and $4,307,478, respectively. At
     June 30, 2001, there was approximately $12.3 million available for advances on the Company's revolving line of credit.

     The senior notes balance at June 30, 2001 was $24,312,553. Interest accrues at prime rate plus 2.5% and is payable monthly. Under the terms of the January 15, 2001 forbearance agreements, $8,514,136 in aggregate principal payments are required from February 2001 through December 2001, with the remaining balance of $20,308,294 due January 2002. The principal payment dates discussed in this paragraph and the previous paragraph apply only if the Company is entitled to extend the forbearance agreements through January 31, 2002. This right to extend is contingent upon the Company making all of the scheduled payments of principal and interest, as well as paying approximately $1.4 million in fees to the lenders. Should the Company fail to make any of the payments described above, the lenders will have the right to accelerate the indebtedness. As a result, the indebtedness covered under these forbearance agreements has been classified as current. See also Note 2.

     Under the forbearance agreements, the Company also granted security interests to its lenders in substantially all of its assets including receivables, inventories, patents, machinery and equipment, and real estate.

     Management has taken steps in order to assist the Company in maintaining compliance with the forbearance agreements. The Company conducted an extensive operations review in May 2000. Based on this review, it was determined that the Company's overhead costs and cost of goods sold had risen beyond levels which could be tolerated given the Company's industry, history and volume of business. Cost cuts have been

                                   10 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     made in selling, general and administrative expenses and in manufacturing overhead. These cost cuts were achieved by reductions in workforce and discretionary spending.

     The Company is also continuing its efforts to lower its debt by reducing its inventory to market demand levels. In addition, the Company is marketing for quick sale raw materials no longer used in the manufacturing process, as well as used, slow-moving and obsolete inventory.

     The Company is also exploring the possibility of selling certain ancillary divisions in order to lower its debt and to maintain compliance with the forbearance agreements. In March 2001, management retained the services of an investment banking firm to begin searching for potential lenders to refinance the Company's debt and also to assist with identification of prospective buyers for certain divisions within the Company. As of the date of this report, the Company was in compliance with all terms and conditions of the forbearance agreements.

     The minimum principal payments required during 2001, which are discussed above, total approximately $30 million and must be made in order to maintain compliance with the forbearance agreements and in order to have the right to exercise the option to extend the forbearance period until January 31, 2002. Due to the Company's reliance on these debt financing arrangements for working capital, compliance with the forbearance agreements currently in place or additional forbearance by its lenders is necessary for the Company to meet its obligations as they become due and to avoid material adverse effects on the Company's financial position, results of operations, and liquidity.

(5)  Reclassifications
     -----------------
     Certain reclassifications have been made to the prior interim period to conform to the 2001 presentation. The primary reclassification relates to freight billed to customers. During 2000, the Company adopted the provisions of EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF Issue requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenues. Accordingly, net revenues include approximately $794,000, and $1.2 million related to shipping and handling charges billed to customers during the three months ended June 30, 2001 and June 30, 2000, respectively, and $1.7 million and $2.4 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The related costs associated with shipping and handling are included as a component of cost of goods sold.

(6)  Related Party Transactions
     --------------------------
     There have been no material changes in related party transactions since the annual report filed for the preceding fiscal year except as discussed in
     Note 2.

                                   11 of 28

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

     At June 30, 2001 the Company was contingently liable as guarantor for certain accounts receivable sold with recourse of approximately $3.0 million through September 2009.

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

     The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings (loss) per common share to the number of shares used in the calculation of diluted earnings
     (loss) per share (shares in thousands):

                                            Three Months Ended  Six Months Ended
                                                   June 30       June 30
                                            ------------------  ----------------
                                             2001        2000    2001    2000
                                             ----        ----    ----    ----

       Weighted average number of
         Common shares outstanding-basic    21,691      21,641  21,691  21,649

       Dilutive effect of potential
         common shares issuable upon
         exercise of employee stock
         options                                 2           -       -       -
                                            ------    --------  ------  ------

       Weighted average number of
         common shares outstanding -
         diluted                            21,693      21,641  21,691  21,649
                                            ======    ========  ======  ======

     Options to purchase 552,500 shares of common stock at $1.94 - $6.81 per share were outstanding at June 30, 2001. The dilutive effect of potential common shares issuable upon exercise of employee stock options was 2,357 shares for the six months ended June 30, 2001, but these shares were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. Options to purchase 295,000 shares of common stock at $4.13 - $6.81 per share were outstanding at June 30, 2000. The dilutive effect of potential common shares issuable upon exercise of employee stock options was 844 shares and 26,865 for the three and six months ended June 30, 2000, respectively, but these shares were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

                                   12 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(9)  Litigation
     ----------
     Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma (the District Court) with Cedarapids, Inc. (Cedarapids), which was acquired by Terex Corporation in August 1999. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids was invalid, or, in the alternative, that the Company was not infringing the patent. Cedarapids subsequently filed a counterclaim against the Company, alleging that the Company's Triple-Drum Mixer infringes this same patent. During February 2001, the District Court ruled that one configuration of the Company's Triple-Drum Mixer (used on approximately 100 Triple-Drums) infringed the patent held by Cedarapids. The District Court enjoined the Company from selling this particular configuration of Triple-Drum. On March 20, 2001, the District Court awarded damages and prejudgment interest to Cedarapids of approximately $11,700,000.

     In April 2001, the Company gave notice of its intent to appeal the judgment to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). The Company also filed a motion with the District Court requesting a stay of execution during the pendency of the appeal. The District Court denied this motion. In addition, the District Court ruled that, unless the Company posted a supersedeas bond in favor of Cedarapids in the amount of the judgment by June 1, 2001, Cedarapids could proceed to execute on its judgment. The Company's lenders subsequently advised the Company that they would not issue a letter of credit to allow the Company to obtain a full or partial supersedeas bond in favor of Cedarapids.

     In April 2001, based upon a recent decision by the Federal Circuit, the Company asked the District Court to reduce the amount of the judgment awarded to Cedarapids. On July 19, 2001, the District Court certified its intention to grant the Company's motion for reduction of damages should the case be remanded back to the District Court. Based on the number of Triple-Drum mixers sold in the time period covered by the court's order, the Company estimates that the judgment would be reduced from approximately $11.7 million to approximately $2.5 million.

     It is the opinion of management and legal counsel that the Company will ultimately have no liability for infringement in this case. The Company has a number of defenses which, in the opinion of management and counsel, will result in the judgment being overturned upon appeal. Accordingly, no accrual has been established for this judgment. In addition, the Company has capitalized approximately $1.7 million in legal fees incurred in defense of the Triple-Drum patent. These costs are being amortized over the remaining life of the patent. In the event that the Federal Circuit does not overturn the District Court's ruling, these costs will be expensed in the period when the final decision is rendered.

     Under the injunction issued by the court, the Company can continue selling Triple-Drum Mixers with total air burners. The costs associated with using the total air burners are not significant. Therefore, management does not expect that the injunction will have a material impact on future sales.

                                   13 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

     In September 1998, Cedarapids filed a separate suit against the Company in the U. S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this case. The Company, together with its legal counsel, believes that this claim is without merit, and intends to vigorously contest this lawsuit. Since the likelihood of an unfavorable outcome in this case has not been determined to be probable by the Company and its legal counsel no liability has been recorded for this case.

     On August 10, 2001, the Company, Terex and Cedarapids agreed that, so long as the merger agreement between the Company and Terex is in effect, they will not take any further action in connection with either of the patent infringement cases described above (including appeals), except to the extent necessary to avoid substantial prejudice to a party. In addition, Terex and Cedarapids agreed not to take any action to enforce the judgment entered in favor of Cedarapids until the twentieth day after the termination of the merger agreement. Furthermore, CMI and Cedarapids agreed to file a joint motion with the Federal Circuit seeking a stay of the Oklahoma case pending the consummation of the transactions contemplated by the merger agreement or the termination of the merger agreement. If, however, the Board of Directors of CMI withdraws, modifies or changes its recommendation of the merger agreement or CMI receives a "takeover proposal," as that term is defined in the merger agreement, Terex may terminate these agreements by giving five days notice to the Company.

     In February 2001, Mecom Distribution, Ltd., a California limited partnership, brought an action against the Company in the U.S. District Court for the Eastern District of California. Mecom, a former distributor of certain Company products, alleges, among other things, that the Company's conduct in terminating Mecom as a distributor of the Company's products violated the California Equipment Dealer's Act, Oklahoma law and various agreements between the parties. Mecom further alleges that CMI violated the terms of its agreements with Mecom by selling equipment and parts directly to customers located in California. The remedies sought by Mecom include compensatory damages in excess of $2,000,000, punitive damages, attorneys' fees and costs. The Company denies that it has any liability to Mecom. Since the likelihood of an unfavorable outcome in this case is not considered probable by the Company and its legal counsel, no liability has been recorded.

     In December 2000, Melvin L. Black Incorporated (Black) notified the Company that it believed the Company had breached the terms of a license agreement, dated May 27, 1997, between Black and the Company. No lawsuit was ever filed, but in connection with the execution of the merger agreement with Terex, the Company entered into a settlement agreement with Black and certain of its affiliates. Under the terms of the settlement agreement, the Company has agreed, among other things, to pay $2.25 million to Black within ten business days after the closing of the proposed merger with Terex. The amounts paid to Black will be treated as a non-refundable advance on royalties payable by the Company under the license agreement. If the proposed merger with Terex is not consummated, the settlement agreement with Black will have no force or effect, in

                                   14 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

      which case Black has indicated that it will file suit against the Company. Since this royalty payment is contingent upon successful completion of the proposed merger between the Company and Terex, no liability related to the settlement has been accrued by the Company as of June 30, 2001. However, since the Company plans to pursue the technology underlying this license agreement, the amounts paid to Black will offset future royalty payments, and will accordingly be capitalized in the period when the settlement is paid. If the settlement is paid, future royalty payments earned by Black will be expensed in the period earned, with an appropriate reduction in the prepaid royalty.

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

      The specific products manufactured at the Oklahoma City plant are as follows: (i) mobile equipment - the Company's primary line of concrete paving systems, pavement profiling and reclaiming/stabilizing equipment, weighing equipment, municipal landfill compactors, and industrial and green waste grinding machines; and (ii) materials processing equipment - hot-mix asphalt production systems, and thermal systems for remediating contaminated soils and sanitizing medical waste. The products manufactured at the Bid-Well facility fall into the mobile equipment category and include lightweight weight grading and concrete paving and finishing machines. The Johnson-Ross facilities manufacture concrete batching plants which fall into the processing equipment category. The products manufactured at the "Other" facilities include custom heavy hauling and heavy-duty trailers and small utility sized pavement profilers and pavement reclaiming machines, all of which fall into the mobile equipment category.

      Following is certain financial information regarding the Company's segments. The revenues reported below are all from external customers. General corporate expenses are not allocated to the operating segments; rather, such expenses are included as a reconciling item to reported operating earnings (dollars in thousands).

                                   15 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

                                          Oklahoma             Johnson        All
                                            City     Bid-Well   -Ross        Other       Total
                                          -----------------------------------------------------
     As of June 30, 2001:
       Total assets                       $114,744      4,118    12,781      28,345     159,988

     Three months ended June 30, 2001:
       Net revenues                       $ 42,903      3,244     5,010      17,221      68,378
       Costs and expenses                   39,566      2,306     4,918      14,613      61,403
                                          --------   --------   -------     -------    --------
          Segment measure of
          operating profit                $  3,337        938        92       2,608       6,975
                                          ========   ========   =======     =======
            General corporate expenses                                                   (1,461)
                                                                                       --------
            Operating earnings                                                            5,514

       Interest expense                                                                  (3,330)
       Interest income                                                                      212
       Other, net                                                                          (195)
                                                                                       --------
          Earnings before income taxes                                                    2,201
       Income tax expense                                                                   222
                                                                                       --------
       Net earnings                                                                    $  1,979
                                                                                       ========
       Capital expenditures               $    206         30        29          66         331
                                          ========   ========   =======     =======    ========
       Depreciation and amortization      $    990         24       108         193       1,315
                                          ========   ========   =======     =======    ========

     As of June 30, 2000:
       Total assets                       $177,483      4,227    19,970      22,177     223,857

     Three months ended June 30, 2000:
       Net revenues                       $ 48,614      2,462     5,130       8,916      65,122
       Costs and expenses                   56,918      1,786     6,031       7,866      72,601
                                          --------   --------   -------     -------    --------
          Segment measure of
          operating profit (loss)         $ (8,304)       676      (901)      1,050      (7,749)
                                          ========   ========   =======     =======
            General corporate expenses                                                   (2,315)
                                                                                       --------
            Operating loss                                                               (9,794)

       Interest expense                                                                  (2,598)
       Interest income                                                                      329
       Other, net                                                                            98
                                                                                       --------
          Loss before income taxes                                                      (11,965)
       Income tax benefit                                                                (3,645)
                                                                                       --------
       Net loss                                                                        $ (8,320)
                                                                                       ========
       Capital expenditures               $    508         52        40         228         828
                                          ========   ========   =======     =======    ========
       Depreciation and amortization      $    940         27        87         236       1,290
                                          ========   ========   =======     =======    ========

                                   16 of 28

                       CMI CORPORATION AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)


                                          Oklahoma             Johnson         All
                                            City     Bid-Well   -Ross         Other     Total
                                          -----------------------------------------------------
     Six months ended June 30, 2001:
       Net revenues                       $ 92,345      4,558      8,875      18,025    123,803
       Costs and expenses                   86,683      3,562      9,184      16,973    116,402
                                          --------   --------    -------     -------   --------
          Segment measure of
          operating profit (loss)         $  5,662        996       (309)      1,052      7,401
                                          ========   ========    =======     =======
            General corporate expenses                                                   (2,841)
                                                                                       --------
            Operating earnings                                                            4,560

       Interest expense                                                                  (7,445)
       Interest income                                                                      623
       Other, net                                                                          (217)
                                                                                       --------
          Loss before income taxes                                                       (2,479)

       Income tax expense                                                                   268
                                                                                       --------
       Net loss                                                                        $ (2,747)
                                                                                       ========
       Capital expenditures               $    321         42         28          11        402
                                          ========   ========    =======     =======   ========
       Depreciation and amortization      $  1,952         51        197         577      2,777
                                          ========   ========    =======     =======   ========

     Six months ended June 30, 2000:
       Net revenues                       $101,637      3,842      9,683      17,263    132,425
       Costs and expenses                  109,179      3,011     10,295      15,721    138,206
                                          --------      -----    -------     -------   --------
          Segment measure of
          operating profit (loss)         $ (7,542)       831       (612)      1,542     (5,781)
                                          ========      =====    =======     =======
            General corporate expenses                                                   (3,547)
                                                                                       --------
            Operating loss                                                               (9,328)

       Interest expense                                                                  (4,875)
       Interest income                                                                      525
       Other, net                                                                           101
                                                                                       --------
          Loss before income taxes                                                      (13,577)

       Income tax benefit                                                                (4,234)
                                                                                       --------
       Net loss                                                                        $ (9,343)
                                                                                       ========
       Capital expenditures               $  1,443        102         80         261      1,886
                                          ========      =====    =======     =======   ========
       Depreciation and amortization      $  1,882         55        174         438      2,549
                                          ========      =====    =======     =======   ========

                                   17 of 28

                        CMI CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     At June 30, 2001 the Company had one operating location in Belgium, and another in Brazil. The Company's United Kingdom location was closed during the second quarter of 2001. The Belgium location, which manufactures a high-tech line of midrange concrete slipform pavers, has approximately $2.7 million of long-lived assets comprised primarily of property, plant and equipment, intangibles, and other assets. The Brazilian location, which manufactures asphalt plants, asphalt pavers and surface finishing machines, has approximately $2.9 million of long-lived assets comprised primarily of property, plant and equipment, intangibles and other assets. At June 30, 2001, all remaining assets were located in the United States.

     Revenues for products were as follows (dollars in thousands):

                                       Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                       ------------------        ----------------
                                          2001      2000           2001      2000
                                          ----      ----           ----      ----

      Mobile Equipment                 $22,475    23,834         41,378    49,247
      Material Processing Equipment     36,648    31,148         64,655    64,652
      Parts and Used Equipment           9,255    10,140         17,770    18,526
                                       -------    ------        -------   -------
                                       $68,378    65,122        123,803   132,425
                                       =======    ======        =======   =======

(11) Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest was $8.6 million for the six months ended June 30, 2001 compared to $4.5 million for the six months ended June 30, 2000. Cash paid for income taxes was $40,000 for the six months ended June 30, 2001 compared to $150,000 for the six months ended June 30, 2000.

(12) Comprehensive Loss
     ------------------

     Comprehensive loss for the three and six months ended June 30, 2001 and 2000 was as follows:


                                       Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                       ------------------        ----------------
                                          2001      2000           2001      2000
                                          ----      ----           ----      ----
     Net income (loss)                  $ 1,979   (8,320)        (2,747)   (9,343)
     Unrealized gain on available
       for sale securities, net of
       reclassification adjustments          74       85            140        85
     Foreign currency translation
       adjustments                         (706)    (398)          (940)     (597)
                                        -------   ------         ------    ------
     Comprehensive income (loss)        $ 1,347   (8,633)        (3,547)   (9,855)
                                        =======   ======         ======    ======

                                    18 of 28

                       CMI CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Proposed Merger
---------------

On June 27, 2001, the Company entered into a merger agreement with Terex Corporation (Terex), whereby the Company will become a wholly-owned subsidiary of Terex. Under the merger agreement, which is subject to the approval of the Company's shareholders, each share of the Company's common stock will be exchanged for 0.16 of a share of Terex common stock, subject to a downward adjustment if the consolidated net debt of the Company, as defined in the merger agreement, exceeds $75.25 million as of the end of the last business day of the last full week immediately preceding the closing of the merger.

The discussions included in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 3 - "Quantitative and Qualitative Disclosures About Market Risks" do not reflect the effect the proposed merger would have on the Company.

Results of Operations
---------------------

Net revenues increased 5.0% to $68.4 million for the three months ended June 30, 2001 compared to $65.1 million for the three months ended June 30, 2000. Net revenues for international shipments increased 20.3% to $6.9 million for the three months ended June 30, 2001 compared to $5.8 million for the three months ended June 30, 2000. Net revenues for domestic shipments increased 3.5% to $61.5 million for the three months ended June 30, 2001 compared to $59.3 million for the three months ended June 30, 2000. The Company's net earnings were $2 million, or 9 cents per share, for the three months ended June 30, 2001, compared to a net loss of $8.3 million, or 38 cents per share, for the three months ended June 30, 2000.

The Company's net revenue increase quarter over quarter was due to the acquisition of Cifali & CIA LTDA., the Company's Brazilian facility, which was acquired in July 2000.

Net revenues decreased 6.5% to $123.8 million for the six months ended June 30, 2001 compared to $132.4 million for the six months ended June 30, 2000. Net revenues for international shipments increased 45.5% to $13.4 million for the six months ended June 30, 2001 compared to $9.2 million for the six months ended June 30, 2000. Net revenues for domestic shipments decreased 10.4% to $110.4 million for the six months ended June 30, 2001 compared to $123.2 million for the six months ended June 30, 2000. The Company's net loss was $2.7 million, or 13 cents per share, for the six months ended June 30, 2001, compared to a net loss of $9.3 million, or 43 cents per share, for the six months ended June 30, 2000.

The Company's net revenue decrease year over year consisted of a $6.1 million decrease in the Company's hot mix asphalt production systems, a $3.7 million decrease in the Company's trailer line, a $3.0 million decrease in the Roto-Mill line, and a $1.5 million decrease in the Company's paving and trimming line. These declines were partially offset by $5.7 million in revenues provided by the Company's Brazilian facility which was acquired in July 2000.

Gross margins for the three months ended June 30, 2001 averaged 25.2% compared to 7.5% for the three months ended June 30, 2000. Gross margins for the six months ended June 30, 2001 averaged 22.5% compared to 13.2% for the six months ended June 30, 2000. The increase in margins was due to inventory write downs

                                    19 of 28
of approximately $5.2 million taken in the second quarter of 2000. In addition, second quarter 2000 margins were adversely impacted by $1.5 million of equipment sold during the second quarter of 1999 which was returned during the second quarter of 2000. The Company continues to aggressively implement a lean manufacturing program at its Oklahoma City facility. All employees are being trained in the principles of lean manufacturing. The Company has already seen productivity improvements in the areas in which lean manufacturing has been implemented. Management expects margins to improve as this program becomes more fully implemented.

Marketing and administrative expenses decreased $2.3 million for the three months ended June 30, 2001, and decreased $2.3 million for the six months ended June 30, 2001. As a percentage of net revenues, marketing and administrative expenses were 13.9% for the three months ended June 30, 2001 compared to 18.1% for the three months ended June 30, 2000, and were 15.7% for the six months ended June 30, 2001 compared to 16.4% for the six months ended June 30, 2000. Marketing and administrative expenses decreased due to the cost-cutting initiatives taken during the last half of 2000; however, a portion of the decline was offset due to the additional administrative expenses of Cifali, which is the Brazilian facility acquired in July of 2000, as well as much higher utility costs at all locations. Management is continuing to monitor the Company's marketing and administrative expenses in an effort to reduce non-value added expenses.

Engineering and product development expenses decreased $728,000 for the three months ended June 30, 2001, and decreased $1.2 million for the six months ended June 30, 2001. As a percentage of net revenues, engineering and product development expenses were 3.2% for the three months ended June 30, 2001 compared to 4.4% for the three months ended June 30, 2000, and were 3.2% for the six months ended June 30, 2001 compared to 3.9% for the six months ended June 30, 2000. Engineering and product development expenses decreased due to a project to redesign the Company's Series 3000 and 6000 paver lines which was started and completed during 2000. These costs did not continue into 2001. In addition, in June 2000, approximately $680,000 in prototype inventory was written off.

Interest expense increased to $3.3 million for the three months ended June 30, 2001 compared to $2.6 million for the three months ended June 30, 2000, and increased to $7.4 million for the six months ended June 30, 2001 compared to $4.9 million for the six months ended June 30, 2000. The Company's average effective interest rate (including fees) increased to approximately 15.1% for the three months ended June 30, 2001 compared to 9.8% for the three months ended June 30, 2000. The increase in interest expense was due to the higher effective interest rates on the Company's outstanding debt (12.1%) as well as the forbearance fees paid to the Company's senior notes and revolving credit lenders.

Income tax expense was $222,000 for the three months ended June 30, 2001 compared to an income tax benefit of $3.6 million for the three months ended June 30, 2000. Due to the Company's operating losses during 2000 and the first quarter of 2001, a 100% valuation allowance has been established against the approximately $17.3 million in net deferred tax assets. This caused the increase in income tax expense. The Company had a 37% effective tax rate for the three months ended June 30, 2000. The expense recorded for the three months ended June 30, 2001 relates primarily to the Company's Brazilian operations. The Company's quarterly tax rates are estimates of its expected annual effective federal and state income tax rates.

                                    20 of 28

Liquidity and Capital Resources
-------------------------------

The Company amended its revolving line of credit agreement on February 3, 2000 to increase the Company's borrowing capacity from $70 million to $100 million. Under the forbearance agreements discussed below, the line was reduced to $80 million on September 26, 2000, and further reduced to $77 million on November 15, 2000. As of December 31, 2000, the Company had utilized approximately $74 million of the revolving line of credit. Other long-term debts have maturity dates through September 2010. However, the majority of the Company's long-term debt is classified as current at June 30, 2001 based on the defaults occurring on the majority of the Company's financing arrangements.

During most of 2000, the Company was not in compliance with certain provisions of its senior notes agreement, its revolving credit agreement, and its Oklahoma Development Finance Authority (ODFA) note. In addition, the Company did not make a required payment on the senior notes in the third quarter of 2000. Compliance with these provisions is determined each quarter based on the results of the trailing four quarters ending on each determination date. Noncompliance with these provisions permits the lenders to accelerate the Company's debt under the senior note agreement, the revolving credit agreement, and the ODFA note.

In May 2001, the Company received a waiver from the ODFA waiving compliance with the financial covenants of the note agreement until September 30, 2002. In addition, the Company obtained forbearance agreements with the senior notes and revolving line of credit lenders on September 26, 2000, November 15, 2000, and
January 15, 2001.   Among other things, the forbearance agreements prevent the
Company's lenders from exercising their acceleration rights, provided that the Company complies with the terms and conditions of the forbearance agreements, discussed further below. The forbearance period currently extends until September 30, 2001. The Company has the option to further extend the forbearance period through January 31, 2002, contingent upon payment of additional fees and meeting certain terms and conditions, which are discussed further below.

The January 15, 2001 forbearance agreements provide for several consecutive forbearance periods as discussed above and divided the $74.0 million balance on the revolving line of credit into three new debt facilities. This new debt structure is as follows: $49.5 million for a revolving loan, $15.3 million for a term loan and $9.2 million for an additional term loan. This debt accrues interest at prime rate plus 2.5% per annum and is paid monthly. The revolving line is an asset-based loan in which the face commitment of $49.5 million is reduced to $41.5 million by December 2, 2001. In addition, the total principal amount outstanding on the revolving line cannot exceed the "borrowing base" as defined in the forbearance agreements. The forbearance agreements specify certain monthly principal reductions on the term loans. The first term loan requires monthly principal reductions of $182,476 from February 2001 through August 2001 increasing to $681,897 from September 2001 through December 2001, and a balloon payment of $11,323,110 in January 2002. The other term loan requires monthly principal reductions of $1,223,364 from February 2001 through August 2001 and a final payment of $637,386 in September 2001. At June 30, 2001, the balances on the revolving loan, term loan and additional term loan were $32,566,755, $14,598,127, and $4,307,478, respectively. At June 30, 2001 there was approximately $12.3 million available for advances on the Company's revolving line of credit.

                                    21 of 28

The senior notes balance at June 30, 2001 was $24,312,553. Interest accrues at prime rate plus 2.5% and is payable monthly. Under the terms of the January 15, 2001 forbearance agreements, $8,514,136 in aggregate principal payments are required to be paid from February 2001 through December 2001, with the remaining balance of $20,308,294 due January 2002. The principal payment dates discussed in this paragraph and the previous paragraph apply only if the Company is entitled to extend the forbearance agreements through January 31, 2002. This right to extend is contingent upon the Company making all of the scheduled payments of principal and interest, as well as paying approximately $1.4 million in fees to the lenders. Should the Company fail to make any of the payments described above, the lenders will have the right to immediately accelerate the indebtedness. As a result, the indebtedness covered under these forbearance agreements has been classified as current.

Under the forbearance agreements, the Company also granted security interests to its lenders in substantially all of its assets including receivables, inventories, patents, machinery and equipment, and real estate.

Management has taken steps in order to assist the Company in maintaining compliance with the forbearance agreements. The Company conducted an extensive operations review in May 2000. Based on this review, it was determined that the Company's overhead costs and cost of goods sold had risen beyond levels which could be tolerated given the Company's industry, history and volume of business. Annualized cost cuts of approximately $12.4 million have been made which were comprised of approximately $5.3 million in selling, general and administrative expenses and approximately $7.1 million in manufacturing overhead. During the first six months of 2001, these cost cuts were achieved by reductions in workforce and discretionary spending. These cost cuts were largely offset by increases in administrative costs at the Brazilian facility, as well as increases in utility costs. Management continues to evaluate and eliminate non-value added expenses as they are identified.

The Company is also continuing its efforts to lower its debt by reducing its inventory to market demand levels. In addition, the Company is marketing for quick sale raw materials no longer used in the manufacturing process, as well as used, slow-moving and obsolete inventory.

The Company is also exploring the possibility of selling certain ancillary divisions in order to lower its debt and to maintain compliance with the forbearance agreements. In March 2001, management retained the services of an investment banking firm to begin searching for potential lenders to refinance the Company's debt and also to assist with identification of prospective buyers for certain divisions within the Company. As of the date of this report, the Company was in compliance with all terms and conditions of the forbearance agreements.

The minimum principal payments required during 2001, which are discussed above, total approximately $30 million and must be made in order to maintain compliance with the forbearance agreements, and in order to have the right to exercise the option to extend the forbearance period until January 31, 2002. Due to the Company's reliance on these debt financing arrangements for working capital, compliance with the forbearance agreements currently in place or additional forbearance by its lenders is necessary for the Company to meet its obligations as they become due and to avoid material adverse effects on the Company's financial position, results of operations, and liquidity.

                                    22 of 28

Additionally, as discussed in note 9 to the condensed consolidated financial statements, a judgment of approximately $11.7 million has been entered against the Company in its long-standing patent infringement case with Cedarapids, a wholly owned subsidiary of Terex Corporation. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit; however, the Company and Terex have agreed to stay further proceedings in this case pending the consummation of the transactions contemplated by the merger agreement or the termination of the merger agreement. See Note 9 to the condensed consolidated financial statements. It is the opinion of management and legal counsel that, if the Company must renew its appeal, the Company will ultimately have no liability to Cedarapids in this case. There can be no assurance, however, that the Company will be successful in its appeal.

The debt-to-total-capital percentage decreased to 65.7% at June 30, 2001 compared to 70.3% at December 31, 2000. This decrease is the result of debt reduction for the six months ended June 30, 2001. For the six months ended June 30, 2001 the Company reduced its outstanding debt by $28.1 million from $113.5 million to $85.4 million.

The current ratio was 1.05:1 at both June 30, 2001 and December 31, 2000. Working capital at June 30, 2001 was $6.0 million compared to $6.5 million at December 31, 2000.

Cash provided by operating activities for the six months ended June 30, 2001 was $15.2 million compared to cash used in operating activities of $5.6 million for the six months ended June 30, 2000. The increase in cash provided by operating activities is due to significant inventory reductions. Financing activities for the six months ended June 30, 2001 used approximately $28.1 million in cash. The Company continues to pay down its debt according to the terms of the forbearance agreements entered into with its lenders in January 2001.

Capital expenditures for the six months ended June 30, 2001 were $400,000 compared to $1.9 million for the six months ended June 30, 2000. Capital expenditures are budgeted at $4.2 million for the remainder of 2001 and are expected to be financed using internally generated funds. These capital expenditures are being used to improve the Company's manufacturing and product support efficiencies through its lean manufacturing program.

Federal Highway Legislation
---------------------------

The Company has assessed the longer-range impact of the $217 billion national highway bill (TEA-21) which currently has guaranteed appropriations over the next three years. The Company believes that its significant investment in capital improvements and plant modernization efforts have positioned the Company to take advantage of any increase in business resulting from this legislation.

Forward-Looking Statements
--------------------------

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward-looking statements," as that term is defined in the
U. S. federal securities laws. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's actual performance and operating results to differ materially from the Company's expectations include, among others, levels of funding for

                                    23 of 28
highway construction and rehabilitation; the outcome of the Company's patent infringement lawsuits with Cedarapids, Inc.; the Company's ability to comply with its forbearance agreements with its lenders and extend or replace existing financing; adverse weather conditions; the level of protection provided by patents and other proprietary rights issued, licensed, or sublicensed to the Company; the impact of various types of governmental regulation, domestic and foreign; competitive factors; the Company's ability to successfully integrate and manage profitably the businesses acquired in 2000; the overall economic environment, domestically and overseas; whether the investments and cost-cutting initiatives implemented by the Company in 2000 are successful; and the outcome of the pending merger with Terex.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of increased interest expense and decreased earnings arising from adverse changes in interest rates. These disclosures are not meant to be precise indicators of expected future decreases in earnings, but rather indicators of reasonably possible decreases in earnings. This forward-looking information provides indication of how the Company views and manages its ongoing market risk exposures.

At June 30, 2001, the Company had total debt outstanding of $85.4 million. At June 30, 2001, substantially all of this debt was bearing interest at variable rates approximating 9.5%. The Company had $28.1 million less variable rate borrowings at June 30, 2001 than at December 31, 2000, and the average rate at which the variable rate borrowings were accruing interest was approximately 50 basis points (0.50%) lower at June 30, 2001 than at December 31, 2000. A 10% increase in short-term interest rates on the variable rate debt outstanding at June 30, 2001 would approximate 95 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $406,000 for the remainder of the year ending December 31, 2001 assuming the amount of debt outstanding remains constant.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Since 1996, the Company has been involved in litigation in the U. S. District Court for the Western District of Oklahoma (the District Court) with Cedarapids, Inc. (Cedarapids), which was acquired by Terex Corporation in August 1999. The Company sued Cedarapids seeking a declaratory judgement that a patent held by Cedarapids was invalid, or, in the alternative, that the Company was not infringing the patent. Cedarapids subsequently filed a counterclaim against the Company, alleging that the Company's Triple-Drum Mixer infringes this same patent. During February 2001, the District Court ruled that one configuration of the Company's Triple-Drum Mixer (used on approximately 100 Triple-Drums)

                                    24 of 28
infringed the patent held by Cedarapids. The District Court enjoined the Company from selling this particular configuration of Triple-Drum. On March 20, 2001, the District Court awarded damages and prejudgment interest to Cedarapids of approximately $11,700,000.

In April 2001, the Company gave notice of its intent to appeal the judgment to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). The Company also filed a motion with the District Court requesting a stay of execution during the pendency of the appeal. The District Court denied this motion. In addition, the District Court ruled that, unless the Company posted a supersedeas bond in favor of Cedarapids in the amount of the judgment by June 1, 2001, Cedarapids could proceed to execute on its judgment. The Company's lenders subsequently advised the Company that they would not issue a letter of credit to allow the Company to obtain a full or partial supersedeas bond in favor of Cedarapids.

In April 2001, based upon a recent decision by the Federal Circuit, the Company asked the District Court to reduce the amount of the judgment awarded to Cedarapids. On July 19, 2001, the District Court certified its intention to grant the Company's motion for reduction of damages should the case be remanded back to the District Court. Based on the number of Triple-Drum mixers sold in the time period covered by the court's order, the Company estimates that the judgment would be reduced from approximately $11.7 million to approximately $2.5 million.

It is the opinion of management and legal counsel that the Company will ultimately have no liability for infringement in this case. The Company has a number of defenses which, in the opinion of management and counsel, will result in the judgment being overturned upon appeal. Accordingly, no accrual has been established for this judgment. In addition, the Company has capitalized approximately $1.7 million in legal fees incurred in defense of the Triple-Drum patent. These costs are being amortized over the remaining life of the patent. In the event that the Federal Circuit does not overturn the District Court's ruling, these costs will be expensed in the period when the final decision is rendered.

Under the injunction issued by the court, the Company can continue selling Triple-Drum Mixers with total air burners. The costs associated with using the total air burners are not significant. Therefore, management does not expect that the injunction will have a material impact on future sales.


In September 1998, Cedarapids filed a separate suit against the Company in the U.S. District Court for the Northern District of Iowa alleging that the Company has infringed upon a second patent held by Cedarapids. Cedarapids is seeking damages in excess of $10 million in this case. The Company, together with its legal counsel, believes that this claim is without merit, and intends to vigorously contest this lawsuit. Since the likelihood of an unfavorable outcome in this case has not been determined to be probable by the Company and its legal counsel no liability has been recorded for this case.

On August 10, 2001, the Company, Terex and Cedarapids agreed that, so long as the merger agreement between the Company and Terex is in effect, they will not take any further action in connection with either of the patent infringement cases described above (including appeals), except to the extent necessary to avoid substantial prejudice to a party. In addition, Terex and Cedarapids agreed not to take any action to enforce the judgment entered in favor of

                                    25 of 28

Cedarapids until the twentieth day after the termination of the merger agreement. Furthermore, CMI and Cedarapids agreed to file a joint motion with the Federal Circuit seeking a stay of the Oklahoma case pending the consummation of the transactions contemplated by the merger agreement or the termination of the merger agreement. If, however, the Board of Directors of CMI withdraws, modifies or changes its recommendation of the merger agreement or CMI receives a "takeover proposal," as that term is defined in the merger agreement, Terex may terminate these agreements by giving five days notice to the Company.

In February 2001, Mecom Distribution, Ltd., a California limited partnership, brought an action against the Company in the U.S. District Court for the Eastern District of California. Mecom, a former distributor of certain Company products, alleges, among other things, that the Company's conduct in terminating Mecom as a distributor of the Company's products violated the California Equipment Dealer's Act, Oklahoma law and various agreements between the parties. Mecom further alleges that CMI violated the terms of its agreements with Mecom by selling equipment and parts directly to customers located in California. The remedies sought by Mecom include compensatory damages in excess of $2,000,000, punitive damages, attorneys' fees and costs. The Company denies that it has any liability to Mecom. Since the likelihood of an unfavorable outcome in this case is not considered probable by the Company and its legal counsel, no liability has been recorded.

In December 2000, Melvin L. Black Incorporated (Black) notified the Company that it believed the Company had breached the terms of a license agreement, dated May 27, 1997, between Black and the Company. No lawsuit was ever filed, but in connection with the execution of the merger agreement with Terex, the Company entered into a settlement agreement with Black and certain of its affiliates. Under the terms of the settlement agreement, the Company has agreed, among other things, to pay $2.25 million to Black within ten business days after the closing of the proposed merger with Terex. The amounts paid to Black will be treated as a non-refundable advance on royalties payable by the Company under the license agreement. If the proposed merger with Terex is not consummated, the settlement agreement with Black will have no force or effect, in which case Black has indicated that it will file suit against the Company. Since this royalty payment is contingent upon successful completion of the proposed merger between the Company and Terex, no liability related to the settlement has been accrued by the Company as of June 30, 2001. However, since the Company plans to pursue the technology underlying this license agreement, the amounts paid to Black will offset future royalty payments, and will accordingly be capitalized in the period when the settlement is paid. If the settlement is paid, future royalty payments earned by Black will be expensed in the period earned, with an appropriate reduction in the prepaid royalty.

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

                                    26 of 28

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

See note 4 to condensed consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 18, 2001, the annual meeting of shareholders of the Company was held at the Company's corporate offices in Oklahoma City, Oklahoma. The sole item of business considered at the annual meeting was the election of Larry D. Hartzog and Thomas P. Stafford to serve as directors of the Company for a term of three years. Bill Swisher, Joseph J. Finn-Egan, Jeffrey A. Lipkin, Kenneth J. Barker,
J. Larry Nichols, and Ronald A. Kahn continue to serve as directors pursuant to their prior election.

At the annual meeting, 12,126,317 votes were cast by the shareholders FOR the election of Mr. Hartzog and 114,913 votes were WITHHELD; 12,122,080 votes were cast by the shareholders FOR the election of Mr. Stafford and 115,936 votes were WITHHELD.

Item 5.  Other information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The exhibits set forth on the accompanying exhibit index have been filed as part of the Form 10-Q.

(b) The Company filed a report on Form 8-K on June 27, 2001 to announce a merger agreement entered into with Terex Corporation.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 13, 2001       /s/ Jim D. Holland
       ---------------------    -------------------------------------
                                    Jim D. Holland
                                    Senior Vice President,
                                    Chief Financial Officer & Treasurer

                                    27 of 28

EXHIBIT INDEX


3.1 Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2 to the Form 8-K filed with the Commission on February 18, 1992 and Exhibit 3i to the Form 10-Q for the quarter ended June 30, 1995).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 6 to the Form 10-Q for the quarter ended June 30, 1999).

4.1 Notes Purchase Agreement, dated September 1, 1996, between CMI Corporation and Principal Life Insurance Company (incorporated by reference to Exhibit
     4.1 to the Form 10-K for the year ended December 31, 1998).

4.2 Restated Credit Agreement, dated February 3, 2000, between CMI Corporation and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 4.2 to the Form 10-K for the year ended December 31, 1999).

4.3 The Registrant, by signing this report, agrees to furnish the Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.4 Third Loan Modification and Forbearance Agreement, dated January 15, 2001, among CMI Corporation, Bank of Oklahoma, N.A. and certain other parties (incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2000).

4.5 Third Forbearance Agreement, dated January 15, 2001, among CMI Corporation, Principal Life Insurance Company and certain other parties (incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31,
     2000).

10.4 Agreement and Plan of Merger, dated June 27, 2001, among CMI Corporation, Terex Corporation and Claudius Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 29, 2001).

                                    28 of 28